Form 10-Q
period 1995-01-31
ALFIN INC
filed 1995-03-22
CIK 724989

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                     ======================================

                                   FORM 10-Q
       (Mark One)

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended January 31, 1995

       OR

       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from_______________to__________________

       Commission File Number 0-11434


       ALFIN, INC.
       __________________________________________________________________
       (Exact name of registrant as specified in its charter)


                 New York                               13-3032734
       _____________________________________    _________________________
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification Number)


        720 Fifth Avenue, New York, N.Y.                   10019
       ___________________________________________________________________
       (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code (212) 333-7700

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
       days.   Yes  X      No
                   ---        ---

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,402,904 shares of common stock, $.01 par value per share, at March 13, 1995.

                          ALFIN, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX



                                                                Page
                                                                ----
PART I - FINANCIAL INFORMATION
- ------   ---------------------

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              January 31, 1995 and July 31, 1994                 3-4

              Condensed Consolidated Statements of
              Operations for the three months and
              six months ended January 31, 1995 and
              1994.                                               5

              Condensed Consolidated Statements of
              Cash Flows for the six months ended
              January 31, 1995 and 1994.                          6

              Notes to Condensed Consolidated Financial
              Statements                                         7-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                        10-13


 Part II -  OTHER INFORMATION                                    14
 -------    -----------------



 Signatures                                                      15


                          ALFIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                             JANUARY 31,         JULY 31,
                                                1995               1994
            ASSETS                           -----------       -----------
CURRENT ASSETS:

Cash                                         $   328,398       $    10,444
Accounts receivable, net of allowance for
 doubtful accounts and chargebacks of
 $1,478,560 and $1,475,650 at January 31,
 1995 and July 31, 1994, respectively and
 sales allowances of $397,871 and $357,471
 at January 31, 1995 and July 31, 1994,
 respectively                                  1,227,654         2,688,848

Inventories                                    2,837,648         2,553,333
Prepaid expenses and other current assets        201,139           282,381
                                              ----------        ----------
     Total current assets                      4,594,839         5,535,006
                                              ----------        ----------

PROPERTY AND EQUIPMENT                         8,101,264         7,948,931
 Less-accumulated depreciation and
 amortization                                  5,537,916         5,093,042
                                              ----------        ----------
 Property and equipment, net                   2,563,348         2,855,889
                                              ----------        ----------

OTHER ASSETS
License agreement and trademarks,
  net of amortization of $818,022 and
  $776,760 at January 31, 1995 and
  July 31, 1994, respectively                    916,347           957,609
Goodwill, net of accumulated amorti-
  zation of $354,718 and $315,305 at
  January 31, 1995 and July 31, 1994,
  respectively                                 2,798,320         2,837,733
 Other                                           175,945           175,945
                                              ----------
                                                                ----------
     Total other assets                        3,890,612         3,971,287
                                              ----------        ----------
Total assets                                 $11,048,799       $12,362,182
                                              ==========        ==========


           See notes to condensed consolidated financial statements.

                          ALFIN, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                          JANUARY 31,        JULY 31
                                             1995             1994
                                          -----------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of mortgage, note
    and other loans payable            $ 4,299,743         $ 5,120,644
  Due to Related Parties                   300,000             300,000
  Accounts Payable                       2,728,005           3,789,276
  Accrued salaries and commissions         546,691             566,163
  Accrued construction costs               168,929             136,962
  Accrued expenses-other                 1,377,286           1,526,891
                                        ----------          ----------
     Total current liabilities           9,420,654          11,439,936


NOTE PAYABLE                               148,582             148,582
                                        ----------          ----------

     Total liabilities                   9,569,236          11,588,518
                                        ----------          ----------

REDEEMABLE PREFERRED STOCK                 750,000             750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
 17,000,000 shares authorized;
 11,402,904 shares issued and
 outstanding at January 31, 1995
 and July 31, 1994, respectively           114,029             114,029
Additional paid-in capital              12,522,390          12,522,390
 Accumulated deficit                   (11,906,856)        (12,612,755)
                                        ----------          ----------
Total shareholders' equity                 729,563              23,664
                                        ----------          ----------
Total liabilities and share-
 holders' equity                       $11,048,799         $12,362,182
                                        ==========          ==========


           See notes to condensed consolidated financial statements.

                          ALFIN, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                    Three Months Ended               Six Months Ended
                                       January 31,                      January 31,

                                   1995          1994                 1995          1994
                                   ----          ----                 ----          ----
Net Sales                    $ 8,771,169    $ 6,754,032          $16,032,756     $14,904,729

Cost of goods sold             2,786,502      1,529,508            4,832,622       3,717,874
                              ----------     ----------           ----------      ----------

Gross profit on sales          5,984,667      5,224,524           11,200,134      11,186,855

Selling, general and
 administrative expenses       5,166,846      5,880,875           10,229,096      11,739,807
                              ----------     ----------           ----------      ----------

Operating Profit (Loss)          817,821       (656,351)             971,038        (552,952)

Other income (expense)
  Interest expense              (116,333)      (116,644)            (219,349)       (207,495)
  Other                          (45,790)        20,254              (45,790)         18,840
                              ----------     ----------           ----------      ----------
  Total                         (162,123)       (96,390)            (265,139)       (188,655)
                              ----------     ----------           ----------      ----------
NET Income (Loss)            $   655,698    $  (752,741)         $   705,899     $  (741,607)
                              ==========     ===========          ==========      ===========

Weighted average number
 of common and common
 equivalent shares            11,402,904     10,289,390           11,402,904       10,289,356
                              ----------     ----------           ----------       ----------

Net Income (loss) per
 common and common
 equivalent shares           $      0.06         ($0.07)         $      0.06           ($0.07)
                              ==========     ==========           ==========        ==========




            See notes to condensed consolidated financial statements

                          ALFIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH


                                                    Six Months Ended
                                                    ----------------
                                                      January 31,
                                                      -----------

                                                    1995          1994
                                                    ----          ----
Cash Flows from Operating Activities
- ------------------------------------

  Net Income (Loss)                             $  705,899    $  (741,607)
                                                 ---------     ----------
 Adjustments to Reconcile Net Income (Loss)
  to Net Cash:
   Depreciation & Amortization                     525,549        625,385
   (Increase) Decrease in Assets
   Accounts Receivable, net                      1,461,194       (874,364)
   Inventory                                      (284,315)       549,156
   Prepaid Expenses & Other Assets                  81,242         62,483
  Increase (Decrease) in liabilities
   Accounts Payable & Accrued Expenses          (1,198,381)       377,555
                                                 ---------     ----------

  Total Adjustments                                585,289        740,215
                                                 ---------     ----------
Net Cash Provided by (Used for)
Operating Activities                             1,291,188         (1,392)
                                                 ---------     ----------
Cash Flows from Investing Activities
- ------------------------------------
 Capital Expenditures                             (152,333)      (110,837)
 Proceeds from Sale of Stock                           -        1,300,000
                                                 ---------     ----------

Net Cash (Used for)Provided by
 Investing Activities                             (152,333)     1,189,163
                                                 ---------     ----------

Cash Flows from Financing Activities
- ------------------------------------
 Payment of Line of Credit                        (316,490)      (257,528)
 Payment of Related Parties                          -         (1,530,064)
 Payment of Note Payable                          (300,000)      (500,000)
 Principal Payments of Term Promissory Note       (150,000)       (32,897)
 Principal Payments on Construction Note           (54,411)          -
                                                 ----------    ----------
Net Cash Used for Financing Activities            (820,901)    (2,320,489)
                                                 ----------    ----------
Net Increase (Decrease) in Cash                    317,954     (1,132,718)

Cash at Beginning of Year                           10,444      1,133,518
                                                 ---------     ----------
Cash at End of Period                           $  328,398    $       800
                                                 ==========    ==========





           See notes to condensed consolidated financial statements.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           THREE AND SIX MONTHS ENDED
                           JANUARY 31, 1995, and 1994
                                  (Unaudited)



(1)  Summary of significant accounting policies:


     In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at January 31, 1995 (unaudited) and July 31, 1994, the results of its operations for the three and six months ended January 31, 1995 and 1994 and the cash flows for the six months ended January 31 1995 and 1994. All adjustments are of a normal recurring nature.


     All significant intercompany transactions and accounts have been eliminated in consolidation. Interim period results are not necessarily indicative of the results of operations for a full year.


     These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended July 31, 1994, filed with the Securities and Exchange Commission.


(2)  Inventory


     Inventory at January 31, 1995 and July 31, 1994 was comprised of finished goods amounting to $1,354,224 and $1,284,736 and raw materials and semi-finished goods of $1,483,424 and $1,268,597, respectively.


(3)  Other Assets


     License agreements and trademarks are recorded at cost and are amortized over their estimated useful lives of 19 years. Goodwill is amortized using the straight line method over 40 years.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(4)      Notes Payable:


         The Company presently has a $5.0 million, five-year term loan with Midlantic National Bank ("Midlantic") which bears interest at a rate of .5% above the bank's prime lending rate. The balance under the term loan was $700,000 and $1,000,000 at January 31, 1995 and January 31, 1994, respectively. At July 31, 1994 the balance under the term loan was $1,000,000. The term loan agreement contains financial covenants which required the Company to have consolidated working capital of not less than a $125,000 deficit at January 31, 1995. The actual consolidated working capital at January 31, 1995 was a deficit of $4,825,815. During August 1994, the Company and Midlantic agreed to modify this term loan to be repaid in equal monthly installments of $50,000.


         The issuance of a going concern audit opinion as of July 31, 1994 is an event of default under the loan agreement with Midlantic. Due to this event of default and the default of the financial covenants described above, the long-term portion of the term loan and mortgage of $975,000 has been classified as a current liability.


         The Company also maintains a $700,000 ($1.0 million at January 31,
         1994) secured line of credit with Midlantic with bears interest at 1.5% above the bank's lending rate. The Company is required to maintain a compensating balance equal to 5% of the line of credit. Borrowings under this line of credit were $324,743 and $1,475,715 at January 31, 1995 and January 31, 1994, respectively. At January 31, 1994 the Company was allowed an overadvance of $700,000 on this line of credit. At July 31, 1994 borrowings under this line of credit were $641,233.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


         During February 1994, the Company refinanced its mortgage with Midlantic in the amount of $623,442 which was due to be paid on January 31, 1994 into a term promissory note, in the amount of $1,450,000. The Company and Midlantic agreed that the net proceeds from the refinancing of the term promissory note would be applied against the outstanding balance under the secured line of credit. Principal installments under the term promissory note are $25,000 and are due on the first day of each month until December 1, 1998. At January 31, 1995 the term promissory note had a balance of $1,175,000. At July 31, 1994 the term promissory note had a balance of $1,325,000.

         In addition, the Company maintains a revolving secured line of credit of up to $2,100,000 ($2,5 million at January 31, 1994) with Credit Lyonnais. The loan is secured by the domestic accounts receivable of Adrien Arpel, Inc. Borrowings under this line of credit were $2,100,000 and $2,111,777 at January 31, 1995 and 1994 respectively.
         At July 31, 1994 borrowings under this line of credit were $2,100,000.

         At January 31, 1995 the Company had advances from Fine Fragrances Distribution, Inc. ("FFD") in the amount of $300,000. These advances are due on demand and bear interest at a rate of 1.5% above the prime lending rate of Midlantic. At January 31, 1994 advances from FFD totaled $13,649.

(5) Computation of net income (loss) per common and common equivalent share:

         Net income per common and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents include the number of shares issuable on exercise of the outstanding options and warrants less the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants based on the average price of common stock during the period.

(6)      Redeemable Preferred Stock

         During March 1995 The Company's Board of Directors approved the issuance of 115,846 shares of common stock as dividens to holders of the Company's 30,000 shares of $25.00, 14.5% Preferred Stock.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations:
 Six months ended January 31, 1995 and 1994

The Company achieved net income for the six months ended January 31, 1995 of $705,899 as compared to a net loss of ($741,607) recorded for the six months ended January 31, 1994. This is the third consecutive quarter during which the Company has recorded profits. The Company's plans to become profitable during fiscal 1995 at reduced staff and sales levels are on target. The Company has been restructuring its operations over the last two fiscal years and has implemented cost reduction programs in order to achieve this goal.

Net sales for the six months ended January 31, 1995 increased 7.6% to $16,032,756 as compared to $14,904,729 for the six months ended January 31, 1994. Sales of cosmetic products increased 32.5% to $15,364,701 as compared to $11,596,694 in the same period of the prior fiscal year, while sales of fragrance products decreased 79.8% from $3,308,035 to $668,055.

The cosmetic sales increase of $3,768,007 is attributable to sales of specialty packaged cosmetic products sold through television marketing in the amount of $8,042,666. This increase was offset by sales decreases of approximately $2,375,000 attributable to the discontinuance of sales to Premier Salons International, and decreases of approximately $1,900,000 on comparative six month sales due to orders which could not be filled. The inability of the Company to fill all orders negatively impacted revenues and profits. The Company's ability to fill orders, however, has been improving with the improvement in cash flow resulting from profitable operations.

The decrease in fragrance sales of $2,639,980 is primarily attributable to $2,052,000 of nonrecurring special sales made during the first six months of the prior fiscal year. These special sales consisted of slow moving inventory and discontinued product lines. Sales of fragrance products, which the Company continues to distribute, decreased approximately $588,000 due primarily to orders which could not be filled. Cash flow demands have limited the amount of inventory purchases.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  (CONTINUED)



Cost of goods sold as a percentage of net sales was 30.1% for the six months ended January 31, 1995 as compared to 24.9% for the six months ended January 31, 1994. The cost of goods sold percentage on fragrance products improved to 33.5% as compared to 45.5% recorded during the prior fiscal year. The improved cost of goods sold percentage on fragrance products is more typical of management's expectations for the product lines which the Company continues to distribute. The prior year six months cost of goods sold percentage reflects lower margins earned on sales of slow moving and discontinued product lines.

The cost of goods sold percentage on cosmetic products increased to 30.0% for the six months ended January 31, 1995, as compared to 19.1% for the six months ended January 31, 1994. The increase is attributable to the increased cost of the specialty packaged cosmetic products sold through television marketing. The higher cost of goods sold percentage on products sold through television is more than offset by savings on lower selling, general and administrative costs associated with this type of business.

Advertising, promotional, selling and general and administrative expenses decreased 12.9% or $1,510,711 to $10,229,096 for the six months ended January 31, 1995 as compared to January 31, 1994. The decrease reflects the continued effects of the Company's cost reduction programs coupled with the lower cost of marketing through television. This quarter marks the seventh consecutive quarter that these expenses have decreased.

Expenses from nonoperating items increased 40.5% or $76,484 to $265,139 for the six months ended January 31, 1995 as compared to $188,655 for the six months ended January 31, 1994. The increase is primarily related to a nonrecurring expense adjustment coupled with a small increase in interest rates on borrowing.

Net income per common and common equivalent share for the six months ended January 31, 1995, was $0.06 as compared to a net loss of ($0.07) for the six months ended January 31, 1994.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  (CONTINUED)




Three Months Ended January 31, 1995 and 1994

The Company achieved net income of $655,698 for the three months ended January 31, 1995 as compared to a net loss of $(752,741) for the three months ended January 31, 1994.

Net sales for the three months ended January 31, 1995 increased 29.9% to $8,771,169 as compared to $6,754,032 for the three months ended January 31, 1994. Sales of cosmetic products increased 55.7% from $5,535,952 to $8,621,621 while sales of fragrance products decreased 87.7% from $1,218,080 to $149,548. Sales of products through television marketing were $4,477,628 for the three months ended January 31, 1995 and zero in 1994. Since the Company did not start sales through television marketing until the third quarter ended April 30, 1994, there were no comparative sales for the three months ended January 31, 1994.

Cost of goods sold as a percentage of net sales was 31.8% for the quarter ended January 31, 1995 as compared to 22.6% for the quarter ended January 31, 1994. The cost of goods sold percentage on fragrance products improved from 46.0% to 36.4% while the cost of goods sold percentage on cosmetic products increased from 17.5% to 31.7% during the three months ended January 31, 1995 as compared to the same period of the prior fiscal year.

Advertising, promotional, selling and general and administrative expenses decreased 12.1% or $714,029 to $5,166,846 for the three months ended January 31, 1995 as compared to January 31, 1994.

Expenses from non operating items increased 68.2% or $65,733 to $162,123 during the three months ended January 31, 1995 as compared to the same period of the prior fiscal year.

Net income per common and common equivalent share for the three months ended January 31, 1995 was $0.06 as compared to a net loss of ($0.07) for three months ended January 31, 1994.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  (CONTINUED)



Liquidity and Capital Resources

During the six months ended January 31, 1995 working capital increased $1,079,115 to a deficit of ($4,825,815) as compared to a deficit of ($5,904,930) for the period ended July 31, 1994. The Company's term loan agreement with Midlantic National Bank contains financial covenants which required the Company to have consolidated working capital of not less than a $125,000 deficit at January 31, 1995. The actual consolidated working capital at January 31, 1995 was a deficit of $4,825,815. The issuance of a going concern audit opinion as of July 31, 1994 is an event of default under the loan agreement with Midlantic National Bank. Due to the default of the financial covenant and the default due to the issuance of a going concern audit opinion the long term portion of the term loan and mortgage in the amount of $975,000 has been reclassified as current debt.

The Company's management has requested that Midlantic National Bank waive the event of default under the financial covenants, particularly in light of the fact that the financial covenant originated as part of the Company's June 1992 loan agreement with Midlantic and the Company and Midlantic have re-negotiated repayment of the current loan facilities during August 1994.

At January 31, 1995 the Company had total bank borrowings of $4,299,743. Total bank borrowings have been reduced by $911,191 from $5,210,934 at January 31, 1994 and by $766,490 from $5,066,233 at July 31, 1994.

The company has been successful in working with vendors to schedule the payment of old accounts payable invoices which had accumulated during the prior two fiscal years. Based on the extended schedule a portion of the Company's funds which would otherwise be dedicated currently to the purchase of inventory were required for these payments.

                          ALFIN, INC. AND SUBSIDIARIES





PART II - OTHER INFORMATION







         It was recently brought to the Director's knowledge that a judgment has been entered against an inactive wholly-owned subsidiary of Alfin, Suisse Laboratories Ltd., ("Suisse Labs"), for approximately $720,000 in New Jersey state income taxes for the period July 31, 1986 through July 31, 1989. The judgment is based on an arbitrary assessment for alleged insufficiencies in information. The Company and its auditors are attempting to open this judgment and to establish by fuller documentation that no material amount is owed. Suisse Labs has minimal assets and, to date, no claim has been made against the Company. While the Company believes that it has no material liability, there can be no assurance that the state will not seek to hold the Company liable for whatever the obligations of Suisse Labs are determined to be.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALFIN, INC.
                                           -------------------------------------
                                           (Registrant)


                                           /S/  Mayer D. Moyal
Mayer D. Moyal                             -------------------------------------
                                           Chairman of the Board


                                           /S/  Michael D. Ficke
                                           -------------------------------------
                                           Michael D. Ficke
                                           Principal Financial
                                           & Accounting Officer
Dated:  March  2, 1995
- -------------------------

                                EXHIBIT INDEX
                                -------------

Exhibit 27 - Financial Data Schedule