Form 10-Q
period 1995-04-30
ALFIN INC
filed 1995-06-12
CIK 724989

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  ----------

                                   FORM 10-Q
(Mark One)

/ /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ /  SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 1995

OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
/ /  OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               To
                               -------------    -------------

Commission File Number 0-11434

                                  ALFIN, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                         13-3032734
- - -------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

720 Fifth Avenue, New York, N.Y.                                10019
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (212) 333-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X        No
                                                -----         -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,402,904 shares of common stock, $.01 par value per share, at June 8, 1995.

                          ALFIN, INC. AND SUBSIDIARIES
                          ----------------------------
                                   FORM 10-Q
                                   ---------
                                     INDEX
                                     -----

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION
- - ------   ---------------------

    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets -
               April 30, 1995 and July 31, 1994                       3-4

               Condensed Consolidated Statements of
               Operations for the three months and
               nine months ended April 30, 1995 and
               1994.                                                   5

               Condensed Consolidated Statements of
               Cash Flows for the nine months ended
               April 30, 1995 and 1994.                                6


               Notes to Condensed Consolidated Financial
               Statements                                             7-9

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                            10-13


Part II -      OTHER INFORMATION
- - -------        -----------------

    Item 4.    Submission of matters to a vote of
               Security Holders                                        14

    Item 5.    Other information                                       14

Signatures                                                             15

                          ALFIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      APRIL 30,           JULY 31,
                                                        1995                1994
                    ASSETS                          ------------        ------------
CURRENT ASSETS:

Cash                                                $    700,874        $     10,444
Accounts receivable, net of allowances
  for doubtful accounts and chargebacks
  of $1,689,698 and $1,475,650 at April
  30, 1995 and July 31, 1994, respectively
  and sales allowances of $406,264 and
  $357,471 at April 30, 1995 and July 31,
  1994, respectively                                   2,349,617           2,688,848

Inventories                                            3,102,706           2,553,333
Prepaid expenses and other current assets                166,661             282,381
                                                    ------------        ------------
      Total current assets                             6,319,858           5,535,006
                                                    ------------        ------------

PROPERTY AND EQUIPMENT                                 8,174,506           7,948,931
  Less-accumulated depreciation &
  amortization                                         5,748,818           5,093,042
                                                    ------------        ------------
  Property & equipment, net                            2,425,688           2,855,889
                                                    ------------        ------------

OTHER ASSETS:
License agreement & trademarks,
    net of amortization of $838,653 and
    $776,760 at April 30, 1995 and
    July 31, 1994, respectively                          895,716             957,609
Goodwill, net of accumulated amorti-
    zation of $374,424 and $315,305 at
    April 30, 1995 and July 31, 1994,
    respectively                                       2,778,614           2,837,733
 Other                                                   172,945             175,945
                                                    ------------        ------------
      Total other assets                               3,847,275           3,971,287
                                                    ------------        ------------
Total assets                                        $ 12,592,821        $ 12,362,182
                                                    ============        ============



                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                          ALFIN, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                           APRIL 30,            JULY 31,
                                             1995                 1994
                                         -------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of mortgage, note
    and other loans payable              $   3,995,730       $   5,120,644
  Due to related parties                       200,000             300,000
  Accounts payable                           3,664,899           3,789,276
  Accrued salaries and commissions           1,160,764             566,163
  Accrued construction costs                   317,836             136,962
  Accrued expenses & other                   1,089,802           1,526,891
                                         -------------       -------------
         Total current liabilities          10,429,031          11,439,936

NOTE PAYABLE                                         -             148,582
                                         -------------       -------------

         Total liabilities                  10,429,031          11,588,518
                                         -------------       -------------

REDEEMABLE PREFERRED STOCK                     750,000             750,000

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value,
 17,000,000 shares authorized;
 11,402,904 shares issued and
 outstanding at April 30, 1995
 and July 31, 1994, respectively               114,029             114,029
 Additional paid-in capital                 12,522,390          12,522,390
 Accumulated deficit                       (11,222,629)        (12,612,755)
                                         -------------       -------------
         Total shareholders' equity          1,413,790              23,664
                                         -------------       -------------
Total liabilities and share-
 holders' equity                         $  12,592,821       $  12,362,182
                                         =============       =============


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                          ALFIN, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           Three Months Ended                       Nine Months Ended
                                                April 30,                               April 30,

                                         1995              1994                  1995               1994
                                         ----              ----                  ----               ----
Net Sales                           $  8,266,115      $  6,638,880          $ 24,298,871       $ 21,543,609

Cost of goods sold                     2,036,318         1,595,435             6,868,940          5,313,309
                                    ------------      ------------          ------------       ------------

Gross profit on sales                  6,229,797         5,043,445            17,429,931         16,230,300

Selling, general and
 administrative expenses               5,444,685         5,663,166            15,673,781         17,402,973
                                    ------------      ------------          ------------       ------------

Operating Profit (loss)                  785,112          (619,721)            1,756,150         (1,172,673)

Other Income (expense)
 Interest expense                        (93,988)         (124,420)             (313,337)          (331,915)
 Other                                    (6,897)           (1,775)              (52,687)            17,065
                                    ------------      ------------          ------------       ------------
 Total other expense                    (100,885)         (126,195)             (366,024)          (314,850)
                                    ------------      ------------          ------------       ------------
Net Income (loss)                   $    684,227      $   (745,916)         $  1,390,126       $ (1,487,523)
                                    ============      ============          ============       ============

Weighted average number
 of common and common
 equivalent shares                    11,415,914        10,496,167            11,402,904         10,694,434
                                    ------------      ------------          ------------       ------------
Net Income (loss) per
 common and common
 equivalent shares                  $       0.06      $      (0.07)         $       0.12       $      (0.14)
                                    ============      ============          ============       ============



                  The accompanying notes are an integral part
                         of these financial statements.

                          ALFIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH


                                                          Nine Months Ended
                                                          -----------------
                                                              April 30,
                                                              ---------

                                                        1995              1994
                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
- - ------------------------------------

 Income (Loss) from Operations                     $  1,390,126      $ (1,487,523)
                                                   ------------      ------------
 Adjustments to Reconcile Net Income (Loss)
   to Net Cash provided by (used in)
   Operating Activities:
   Depreciation & Amortization                          776,788           948,980
  (Increase) Decrease in Assets
   Accounts Receivable, net                             339,231           (58,277)
   Inventory                                           (549,373)          448,189
   Prepaid Expenses & Other                             118,720          (223,012)
  Increase (Decrease) in Liabilities
   Accounts Payable & Accrued Expenses                   65,427           134,373
                                                   ------------      ------------

  Total Adjustments                                     750,793         1,250,253
                                                   ------------      ------------
Net Cash Provided by (used in)
Operating Activities                                  2,140,919          (237,270)
                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
- - ------------------------------------
 Capital Expenditures                                  (225,575)         (139,211)
                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
- - ------------------------------------
 Payment of Line of Credit, net                        (449,914)       (1,039,802)
(Payment) Proceeds of Related Party Loans              (100,000)           34,234
 Payment of Note Payable                                      -          (500,000)
(Payment) Proceeds of Term Promissory Note             (450,000)        1,405,482
 Payment of Mortgage                                   (225,000)         (656,338)
                                                   ------------      ------------
Net Cash Used in
 Financing Activities                                (1,224,914)         (756,424)
                                                   ------------      ------------
Net Increase (Decrease) in Cash                         690,430        (1,132,905)

Cash at Beginning of Year                                10,444         1,133,518
                                                   ------------      ------------
Cash at End of Period                              $    700,874      $        613
                                                   ============      ============



                     The accompanying notes are an integral
                     part of these consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1995



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


         In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at April 30, 1995 (unaudited) and July 31, 1994, (audited) the results of its operations for the three and nine months ended April 30, 1995 and 1994 (unaudited) and the cash flows for the nine months ended April 30, 1995 and 1994 (unaudited). All adjustments are of a normal recurring nature.


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


(2)      INVENTORY


         Inventory at April 30, 1995 and July 31, 1994 was comprised of finished goods amounting to $1,129,499 and $1,284,736 and raw materials and semi-finished goods of $1,973,207 and $1,268,597, respectively.


(3)      OTHER ASSETS


         License agreements and trademarks are recorded at cost and are amortized over their estimated useful lives of 19 years. Goodwill is amortized using the straight line method over 40 years.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



(4)      NOTES PAYABLE:


         The Company signed in April 1990, a $5.0 million, five-year term loan with Midlantic National Bank ("Midlantic") which bears interest at a rate of .5% above the bank's prime lending rate. The balance under this term loan was $550,000 and $1,000,000 at April 30, 1995 and April 30, 1994, respectively. At July 31, 1994 the balance under the term loan was $1,000,000. The term loan agreement contains financial covenants which require the Company to have consolidated working capital of not less than $75,000 at April 30, 1995. The actual consolidated working capital at April 30, 1995 was a deficit of $4,109,173. During August 1994, the Company and Midlantic agreed to modify this term loan to be repaid in equal monthly installments of $50,000.


         The Company also has a term promissory note with Midlantic which bears interest at a rate of 2% above the banks prime lending rate. The term promissory note is collateralized by a mortgage on a distribution and administration facility. Principal installments under the term promissory note are due on the first day of each month until December 1, 1998. The balance under the term promissory note was $1,100,000 and $1,400,000 at April 30, 1995 and April 30, 1994 respectively. At July 31, 1994 the term promissory note had a balance of $1,325,000.

         The issuance of a going concern audit opinion as of July 31, 1994 was an event of default under the loan agreement with Midlantic. Due to this event of default and the default of the financial covenants described above, the long-term portion of the term promissory note of $800,000 has been classified as a current liability.

         The Company also maintains a $700,000 ($1.0 million at April 30, 1994) secured line of credit with Midlantic which bears interest at 1.5% above Midlantic's prime lending rate. The Company is required to maintain a compensating balance equal to 5% of the line of credit. Borrowings under this line of credit were $245,730 and $725,946 at April 30, 1995 and April 30, 1994, respectively. At July 31, 1994 borrowings under this line of credit were $641,233.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



         In addition, the Company maintains a secured line of credit of up to $2,100,000 with Credit Lyonnais which is secured by the accounts receivable of Adrien Arpel, Inc. Borrowings under this line of credit were $2,100,000 at April 30, 1995, April 30, 1994, and July 31, 1994.

         At April 30, 1995, the Company had outstanding advances in the amount of $200,000 from Fine Fragrances Distribution Inc., as compared to $300,000 at April 30, 1994.


(5)      COMPUTATION OF NET INCOME (LOSS) PER COMMON
         AND COMMON EQUIVALENT SHARE

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


(6)      RETURNS AND RESERVES

         As is common in the fragrance and cosmetics industry, the Company provides its domestic customers with the limited right to return merchandise in order to balance inventory and stock levels. The historical rate of return experienced by the Company varies between product lines, but generally ranges, on an annual basis, between 7% to 10% of total sales. The Company maintains reserves for uncollectible accounts receivable and discontinued product lines throughout the fiscal year as charges to selling, general and administrative expenses and cost of goods sold, respectively. To date these charges have not been material.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS
 NINE MONTHS ENDED APRIL 30, 1995 AND 1994


         The Company achieved net income for the nine months ended April 30, 1995 of $1,390,126 as compared to a net loss of ($1,487,523) recorded for the nine months ended April 30, 1994. The Company has now posted profits in its last four quarters and these nine month results represent the highest nine month profits since April 30, 1987.

         Net sales for the nine months ended April 30, 1995 increased 12.8% to $24,298,871 as compared to $21,543,609 for the nine months ended April 30, 1994. A 33.5%, or $5,878,461 increase in sales of cosmetic products to $23,421,932 from $17,543,471 recorded in the same period of the prior fiscal year accounted for the higher sales.

         The cosmetic sales increase is attributable to the success of specially packaged cosmetic products sold through electronic marketing, which amounted to $11,912,395, during the nine months ended April 30, 1995. The Company commenced marketing products in this new market during April 1994 with comparable sales of $1,572,021 recorded during the third quarter of the prior fiscal year. The Company's ability to fill most orders received has been improving with increased inventory levels made possible by the improvement in cash flow resulting from profitable operations. During the third quarter unfulfilled sales orders decreased considerably from approximately $1,900,000 at the end of the second quarter of fiscal 1995 to approximately $850,600 at April 30, 1995. The Company's marketing through television is furthering its sales at store and salon locations. Management has channeled available liquidity to increase production of cosmetic inventory for sale at store locations and through television marketing. This has contributed to the drop in fragrance sales of 78.1% or approximately $3,123,000 from $4,000,138 recorded during the third quarter of fiscal 1994 to $876,939 recorded during the third quarter of fiscal 1995. The fiscal 1994 sales figures include special sales of mass market products and the nonrecurring sale of discontinued product lines in the amount of approximately $2.6 million.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)




         Cost of goods sold as a percentage of net sales was 28.3% for the nine months ended April 30, 1995 as compared to 24.7% for the nine months ended April 30, 1994. The cost of goods sold percentage on cosmetic products increased to 27.9% for the nine months ended April 30, 1995, as compared to 19.7% for the nine months ended April 30, 1994. The increase is primarily attributable to sales mix since a greater portion of the cosmetic sales are at wholesale as compared to retail over the same period of the prior fiscal year.

         Advertising, promotional, selling and general and administrative expenses decreased 9.9%, or $1,729,192 to $15,673,781 from $17,402,973 for the nine months ended April 30, 1995 as compared to April 30, 1994. The decrease reflects the continued effect of the Company's cost reduction programs.

         Expenses from non operating items increased 16.3% or $51,174 to $366,024 for the nine months ended April 30,1995 as compared to $314,850 for the nine months ended April 30, 1994. The increase is primarily attributable to a non-recurring expense adjustment offset by decreased interest expenses of $18,578 due to decreased debt levels. Interest expense has decreased even though interest rates have gone up, as compared to the prior fiscal year.

         Net income per common and common equivalent share for the nine months ended April 30, 1995 was $0.12 as compared to a net loss of ($0.14) for the nine months ended April 30, 1994.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)



THREE MONTHS ENDED APRIL 30, 1995 AND 1994:


         The Company recorded net income of $684,227 for the three months ended April 30, 1995 as compared to a net loss of ($745,916) for the three months ended April 30, 1994.

         Net sales for the three months ended April 30, 1995 increased 24.5% to $8,266,115 as compared to $6,638,880 for the three months ended April 30, 1994. Sales of cosmetic products increased 35.5% from $5,946,777 to $8,057,231. Sales of products through television marketing were approximately $3,870,000 for the three months ended April 30, 1995 and $1,572,021 for the same quarter of the prior fiscal year. Sales through television commenced during April 1994. Management channeled most of the Company's available liquidity into manufacturing cosmetic products to satisfy demand in this market.

         Cost of goods sold as a percentage of net sales was 24.6% for the three months ended April 30, 1995 as compared to 24.0% for the three months ended April 30, 1994. The cost of goods sold percentage on cosmetic products increased from 20.9% to 23.8% during the three months ended April 30, 1995 as compared to the same period of the prior fiscal year.

         Advertising, promotional, selling and general and administrative expenses decreased 3.9% or $218,481 to $5,444,685 during the three months ended April 30, 1995 as compared to April 30, 1994. This quarter marks the eighth consecutive quarter that these expenses have decreased.

         Expenses from non operating items deceased 20.1% or $25,310 to $100,885 during the three months ended April 30, 1995 as compared to the same period of the prior fiscal year.

         Net income per common and common equivalent share for the three months ended April 30, 1995 was $0.06 as compared to a net loss of ($0.07) for the three months ended April 30, 1994.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended April 30, 1995 working capital increased $1,795,757 to a deficit of ($4,109,173) as compared to a deficit of ($5,904,930) for the year ended July 31, 1994. The Company's term loan agreement with Midlantic National Bank ("Midlantic") contains financial covenants which require the Company to have consolidated working capital of not less than $75,000 at April 30, 1995. The actual consolidated working capital was a deficit of ($4,109,173) at April 30, 1995 and is an event of default under the loan agreement with Midlantic. The issuance of a going concern audit opinion as of July 31, 1994 was also an event of default under the loan agreement with Midlantic. Due to these events of default, the long term portion of the Company's term promissory note of $800,000 has been classified as a current liability.

         Due to the violation of the financial covenants and the issuance of a going concern audit opinion the Company has been operating in default of its loan agreement with Midlantic since July 31, 1992. At July 31, 1992 the Company had total borrowings with Midlantic of $9,791,711. During August 1994, the Company and Midlantic renegotiated repayment of the outstanding loan facilities into longer, more manageable terms. Total borrowings with Midlantic were $1,895,730 at April 30, 1995 as compared to $3,121,946 at April 30, 1994. The Company is currently working with Midlantic to change the financial covenants to more closely match the Company's current operating trends.

         During the quarter ended April 30, 1995 the Company extended its loan agreement with Credit Lyonnais, which was due to expire during February 1995 until October 15, 1995. Under the loan agreement with Credit Lyonnais, the Company maintains a revolving secured line of credit of up to $2,100,000. The loan is secured by the accounts receivable of Adrien Arpel and bears interest based on the eurorate plus 1/2% or plus 1 and 1/2% depending on maturities.

         The Company is confident that the current profitable results and positive cash flow situation will continue. The Company has been successful in working with vendors to schedule the payment of old accounts payable invoices which had accumulated during the prior two fiscal years. Management believes that expenses are under control but continues to seek ways to further cut expenses while increasing sales and maintaining current staff levels.



                          ALFIN, INC. AND SUBSIDIARIES





PART II - OTHER INFORMATION


         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 On April 28, 1995, the Company held its 1994 Annual Meeting of Shareholders (the "Meeting"). At the meeting shareholders elected Jacques Desjardins, Elisabeth Fayer, Steven Korda, Suzanne Langlois and Mayer D. Moyal as directors of the Company until the next annual meeting of shareholders. In addition, at the meeting (i) by a vote of 9,698,785 shares voted in favor and 98,051 shares voted against, approved the grant of options to purchase 100,000 shares of Common Stock of the Company at $1.00 per share to each of Jacques Desjardins, Elisabeth Fayer, Steven Korda, Suzanne Langlois and Walter M. Epstein (ii) by a vote of 9,778,851 shares voted in favor and 25,962 shares voted against, approved the appointment of Arthur Andersen LLP as independent auditors of the Company for fiscal 1995.



         ITEM 5.   OTHER INFORMATION


                        None

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ALFIN, INC.
                                                      -------------------------
                                                      (Registrant)


                                                      /S/ Mayer D. Moyal
                                                      -------------------------
                                                      Mayer D. Moyal
                                                      Chairman of the Board and
                                                      Chief Executive Officer


                                                      /S/ Michael D. Ficke
                                                      -------------------------
                                                      Michael D. Ficke
                                                      Chief Financial Officer
Dated:  June 2, 1995
- - --------------------

                                EXHIBIT INDEX
                                -------------



                    Exhibit 27 -- Financial Data Schedule