Form 10-K
period 1995-07-31
ALFIN INC
filed 1995-11-14
CIK 724989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
/X/       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
/ /      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         FOR THE TRANSITION PERIOD FROM          TO
                                        ---------  -----------

                         Commission File Number:0-11434

                                   ALFIN, INC.
             (Exact name of Registrant as specified in its charter)

          NEW YORK                                             13-3032734
(State or other Jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

720 Fifth Avenue, New York, New York                             10019
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,including area code: (212) 333-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange
Common Stock, $.01 par                             on which registered
value per share                                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitvie proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on November 9, 1995, was $6,656,166.

As of November 9, 1995, the Registrant had 11,519,311 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

Alfin, Inc., a New York corporation (the "Company"), is engaged through its wholly owned subsidiary, ADRIEN ARPEL, INC. ("ARPEL"), in manufacturing and distributing cosmetics and other beauty products and providing facial and other beauty services. Products and services are sold in better department stores, specialty stores and main floor cosmetic departments, throughout the United States and Canada. In addition, during the third quarter of fiscal 1994, ARPEL began selling specialty packaged cosmetic products through television marketing.

The Company traditionally has been involved in the manufacturing, importation, distribution, marketing and merchandising of fine imported fragrance products. During the last three years, the Company has significantly reduced its distribution of fragrance products necessitated by limited working capital. During the latter part of fiscal 1995, the Company has decided to temporarily suspend distribution of fragrance products.

MAJOR DISTRIBUTION AGREEMENTS AND PRODUCTS

ARPEL PRODUCTS

ARPEL develops, distributes and sells skin care and cosmetics products under the trademark "ADRIEN ARPEL". Additionally, the Company acts as an operator of service-oriented skin care salons in better department and specially stores and main floor cosmetic departments of major retail department stores. Since April 1994, ARPEL has also been distributing its products through television marketing with the Home Shopping Network. Television distribution has grown significantly and has helped ARPEL strengthen its existing customer base.

ARPEL, founded in 1962 by Ms. Adrien Arpel, was the first company to develop the concept of mini salons in national cosmetic departments of better retail department stores.

ARPEL'S product line consists of a line of high quality natural based skin care products and a line of cosmetics products. Arpel products are positioned in the upscale segment of the market and are competitively priced with other premium brands available in better department and specialty stores main floor cosmetics areas. Approximately 43% of department store sales are derived from merchandise, 4% from salon services and 53% from seasonal promotional items. Net sales of ARPEL products represented 96% and 84% of the Company's consolidated net sales for the fiscal years ended July 31, 1995 and 1994, respectively.

ALFIN PRODUCTS

During the last three fiscal years, the Company has significantly reduced its distribution of fragrance products and has sold off certain of its exclusive brands. This course of action was necessitated by limited working capital and the generally difficult market for the sale of luxury fragrance products in department stores. During the latter part of fiscal 1995, the Company decided to temporarily suspend distribution of fragrance products based on the unprofitability of this business at current sales levels. In the future, if opportunities to resume the distribution of fragrance products are economically feasible, the Company may decide to commit the necessary resources .

The fragrance brands which the company distributed during fiscal 1995 in the United States were PIERRE BALMAIN, JACOMO, FRANKA M. BERGER, ROBERT
PIGUET and BURBERRY'S.

The Company owns the exclusive worldwide manufacturing, distribution and licensing rights for FRACAS, BANDIT, CRAVACHE, MUSK BLANC and other fragrances by Robert Piguet. The Fracas fragrance product line consists of perfume, eau de toilette, and bath products. The BANDIT line consists of perfume and eau de toilette.

The Company is currently considering the sale of its rights to Robert Piguet. The book value of the Robert Piguet license agreement and inventory as reflected on the Company's balance sheet at July 31, 1995 are $866,408 and $271,511, respectively. The Company believes that the ultimate sale of the license agreement and related inventory will not result in a loss and accordingly has not reserved against the carrying value of these assets.

TERMINATED PRODUCT LICENSING AND DISTRIBUTION ARRANGEMENTS

During the latter part of fiscal 1995, the Company decided to temporarily suspend distribution of its fragrance products. In the judgement of management, the Company's cash flow constraints which existed during the prior three fiscal years limited the Company's ability to supply both fragrance and cosmetic inventory to its customers, in adequate supply, on a consistent basis. This factor led management to concentrate its efforts and available cash flow on skin care, beauty services and cosmetic products distributed by ARPEL.

During fiscal 1994, the Company and J.G. Hook mutually agreed to terminate a licensing agreement signed during October 1993. The licensing agreement was to develop a fragrance product line.

During June 1994, the owners of Parfums Jean Deprez sold its interest to a third party. This sale terminated the Company's distribution of the fragrances of Jean Deprez in the United States.

During June 1994, the Company received notice from Premier Salons International ("Premier") that they will be assuming management of all cosmetic esthetics operations in Premier salons. ARPEL operated 53 salon departments within Premier and distributed the ARPEL line of products to 73 Premier salon locations throughout the United States and Canada. ARPEL discontinued managing the operations in all Premier International Salons as of June 30, 1994.

During fiscal 1993, the Company terminated the licensing and distribution of Ombre Rose and Ombre Bleue (for which it had worldwide license rights through 2016), Laura Ashley fragrance products (for which it had distribution rights in the United States through June 1, 1995) and Erte fragrance products (a product line which was never developed). All rights and inventory to Ombre Rose and Ombre Bleue were sold in July 1993 for $3.5 million, representing a contractual net financial gain of approximately $838,000. Of the $3.5 million in sales price, $2.9 million was received and used to pay $1.9 million to creditors and $1.0 million toward the Company's note with Midlantic National Bank ("Midlantic"). Of the $1.0 million paid to Midlantic, $250,000 was applied to the principal payment which was due on July 1, 1993 and $750,000 was applied to the last two principal payments originally due to be paid in fiscal 1995. The balance of approximately $600,000 from the sale was paid in segments, 90 days after each remaining partial shipment of Ombre Rose and Ombre Bleue to the purchaser. The proceeds from this sale were used to fund current working capital needs.

Total Ombre Rose sales were approximately $4 million for the fiscal year ended July 31, 1993, as compared to $8.2 million for the fiscal year ended July 31, 1992.

In the judgment of management, the Ombre Rose and Ombre Bleue brands could no longer be marketed at sufficient profit margins by the Company. The Company caused its rights to distribute Laura Ashley fragrance products to terminate. Management determined that Laura Ashley product lines did not generate acceptable profit margins for the Company.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," for the years ended July 31, 1995, 1994 and 1993, for a detailed description of these transactions.

The following table sets forth the approximate net sales and profit contribution for products discontinued by the Company during the year of discontinuation and the year prior to discontinuation. Profit contribution is defined as the income
(loss) based on net sales less direct costs, (i.e., cost of goods sold, advertising and promotion), but before deducting allocated costs, (i.e., selling, warehousing, general and administration).

Discontinued during fiscal 1995:                   7/31/95            7/31/94
                                                   -------            -------
              Net Sales.....................   $   1,077,700        $ 4,587,000
              Profit contribution...........         358,000          1,453,000
Discontinued during fiscal 1994:                     7/31/94            7/31/93

              Net Sales.....................   $     605,600        $   274,300
              Profit contribution...........         227,900            154,300
Discontinued during fiscal 1993:                     7/31/93            7/31/92

              Net Sales.....................   $   8,400,900        $14,682,500
              Profit (loss)contribution.....        (474,200)       $ 3,743,500

MARKETING AND SALES

Net sales of ARPEL products represented 96% and 84% of consolidated net sales for the fiscal years ended July 31, 1995 and 1994, respectively.

The Company's major domestic accounts include Dayton/Hudson, Dillards, Hechts, the Home Shopping Network ("HSN"), Kaufmans, and Mercantile. ARPEL also sells directly to Canadian department stores. The arrangement with HSN represented approximately 48% of sales for the year and 63% of net outstanding accounts receivable at year-end. No single domestic account, foreign distributor or independent sales agent accounted for sales in an aggregate amount equal to 10% or more of the Company's consolidated net sales. This account receivable has been settled subsequent to year end.

As is common in the fragrance and cosmetic industry, the Company provides its domestic customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was approximately 3.0%, 4.0% and 7.0% for the fiscal years ended July 31, 1995, 1994 and 1993, respectively.

Sales to foreign accounts, expressed as a percentage of net sales, were 3.0%, 5.0% and 8.4% for the fiscal years ended July 31, 1995, 1994 and 1993, respectively.

RESEARCH AND DEVELOPMENT

The Company did not spend a material amount on research and development during the fiscal years ended July 31, 1995, 1994 and 1993.

ADVERTISING

The Company advertises both directly and through cooperative advertising programs, store statement enclosures and catalogs. Advertising costs as a percentage of consolidated sales for the fiscal years ended July 31, 1995, 1994 and 1993 were 4.8%, 8.7%, and 9.6%, respectively. The Company also promotes its products through the use of promotional materials and in-store displays. Arpel's television marketing through the Home Shopping Network has increased consumer awareness of the Company's products and services.

MANUFACTURING

The Company does not maintain any manufacturing facilities. Rather, it arranges for subcontractors to manufacture its products, in accordance with the Company's specifications and owned formulas, the products distributed by the Company for which it owns the relevant trademark. The Company believes that other manufacturing facilities are available if alternative production sources need to be obtained. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business and to any Federal, state or local laws and regulations designated to protect the environment.

TRADEMARKS AND REGULATIONS

The ADRIEN ARPEL name is registered as a trademark in the United States and a number of foreign countries.

The FRACAS and BANDIT names are registered in the United States and a number of foreign countries.

The Food and Drug Administration ("FDA") monitors certain aspects of the fragrance and cosmetic industry, particularly those that relate to advertising claims and purported benefits with respect to fragrance and cosmetic products and the physical composition of fragrances and cosmetics. The Company has not been notified by the FDA, nor, to its knowledge, have any of its manufacturers been notified by the FDA, that any of the products that the Company distributes are presently the subject of any FDA investigation or that any claims or complaints have been made or are threatened against the products the Company distributes. Notwithstanding the foregoing, the Company does not believe that any FDA approvals or consents are required with respect to any of the products the company distributes.

The Federal Trade Commission ("FTC") monitors certain other aspects of the Company's business, particularly as they relate to product packaging and advertising. The Company designs the packaging of all products it distributes, and for which it owns the relevant trademark. The Company has not been notified by the FTC that any of the Company's products or practices are presently the subject of any FTC investigation, claims or complaints which have been made or are threatened against the Company.

The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business and any Federal, state or local laws and regulations designed to protect the environment.

PRODUCT LIABILITY

The Company believes that the manufacturers of its products carry product liability insurance in an amount sufficient to cover any foreseeable product liability claim and that the Company is protected thereunder. In addition, the Company maintains product liability coverage in an amount which it believes is adequate to cover any exposure it may have with respect to its products. The Company has never been the subject of any significant product liability litigation.

COMPETITION

The market for fragrances and cosmetics is volatile, competitive and sensitive to changing consumer preferences and demands. There are products which are better known than the products distributed by the Company and there are many companies which are substantially larger, more diversified and which have substantially greater resources than the Company and which have the ability to develop and market products which are similar to and competitive with those distributed by the Company.

GENERAL ECONOMIC CONDITIONS

Retail fragrance and cosmetic purchases are discretionary and are frequently made by customers using consumer credit. The Company believes that a decline in consumer credit purchases could adversely affect the business and financial condition of the department stores, television marketing, and therefore the Company.

EMPLOYEES

As of July 31, 1995, the Company had 118 direct employees. Of these, 78 were engaged in sales and marketing activities, 27 in administrative functions and 13 in distribution activities.

ACQUISITIONS/DISPOSITIONS

During November 1992, the Company entered into the Share Purchase Agreement with Fine Fragrance Distribution ("FFD"). The Share Purchase Agreement provided for the sale of an aggregate of 3,300,000 shares of Common Stock to FFD at a price of $1 per share. In addition to acquiring 3,300,000 shares of Common Stock, FFD also acquired 2,758,500 shares from the then two principal shareholders of the Company, at a price of $.725 per share. FFD received the approval by a majority of the holders of the outstanding shares of Common Stock to purchase up to 2,000,000 additional shares of Common Stock. During December 1993, FFD purchased 1,130,435 shares of Common Stock at a price of $1.15 per share.

The Share Purchase Agreement was structured in order to meet the immediate liquidity needs of the Company at the time. The proceeds from the sale were used principally to pay amounts due creditors essential to maintaining its operations and to reduce outstanding bank debt.

ITEM 2.  PROPERTIES

The Company maintains its corporate headquarters in New York City and occupies approximately 7,400 rentable square feet under a lease expiring November 30, 2001. The lease provides for annual payments of approximately $226,000.

The Company owns and occupies a 33,000 square foot distribution and administration center in Norwood, New Jersey which is subject to a mortgage with a principal amount of $1,025,000 at July 31, 1995. This mortgage is payable at the rate of $25,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company, in the normal course of business, is a defendant in numerous actions/lawsuits. The Company believes the outcome of these action/lawsuits will not have a material impact on the Company's financial position or results from operations.

During fiscal 1995 a judgment which was entered against an inactive wholly-owned subsidiary of the Company, Suisse Laboratories Ltd., for approximately $720,000 in state income taxes was closed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


Since May 5, 1986, shares of the Company's $.01 par value Common Stock, have traded on the American Stock Exchange (symbol "AFN"). The following table sets forth, for the periods indicated and as reported by the American Stock Exchange, the high and low sales prices for shares of the Company's Common Stock.

    Quarter Ended                          High                     Low
    -------------                          ----                     ---
October 31, 1994                           1-7/16                   3/4
January 31, 1995                           1-1/4                   11/16
April 30, 1995                             1-1/4                    5/8
July 31, 1995                              2-1/8                   11/16
                                           =====                   =====

    Quarter Ended                          High                     Low
    -------------                          ----                     ---
October 31, 1993                           1-1/2                     1
January 31, 1994                           1-1/2                   15/16
April 30, 1994                             2-3/8                   1-1/8
July 31, 1994                              2-1/6                   1-1/8


The number of shareholders of record of the Common Stock on November 9, 1995 was 2,519. The Company believes that there is a significant number of beneficial owners of its Common Stock whose shares are held in "Street Name".

The Company has paid no cash dividends with respect to its Common Stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this report.


(000's omitted, except                        Fiscal Years Ended July 31
per share amounts)               1995        1994        1993        1992        1991
---------------------------------------------------------------------------------------
0perating Data:
Net Sales                      $ 32,151    $ 29,358    $ 34,764    $ 40,576    $ 44,919

Gross Profit                     22,859      21,707      21,729      27,759      31,145

Operating income (loss)           1,960        (924)     (7,555)     (1,806)     (2,543)

Other (expense) income             (461)       (503)        832      (1,010)     (2,130)

Income (loss) before
 provision (benefit) for
 income taxes                     1,500      (1,427)     (6,723)     (2,816)     (4,673)

Net income (loss)              $  1,365    $ (1,427)   $ (6,723)   $ (2,816)   $ (4,518)
                               ========    ========    ========    ========    ========

Net income (loss) per
 Common equivalent share:      $   0.12    $  (0.14)   $  (0.85)   $  (0.42)   $  (0.67)
                               ========    ========    ========    ========    ========

Balance Sheet Data:

  Working Capital              $ (2,629)   $ (5,905)   $ (6,835)   $ (4,531)   $  6,637

  Total assets                   10,756      12,362      14,615      20,363      25,501

  Short-term debt                 2,863       5,421       7,641      10,367       1,066

  Long-term debt                    725         149         149         149       9,311

  Shareholders' equity         $  1,388    $     24    $    151    $  3,374    $  6,190
                               ========    ========    ========    ========    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations -

The following table sets forth items in the Statements of Operations as a percent of net sales:

                                              Relationship to Net Sales
                                         for the Fiscal Years Ended July 31,
                                         1995         1994            1993
                                         -----------------------------------
Net sales                                100.0%       100.0%          100.0%

Cost of goods sold                        28.9         26.1            37.5

Selling, general and
 administrative expenses                  65.0         77.1            84.2

Operating Income (loss)                    6.1         (3.2)          (21.7)

Other (expense) income, net               (1.4)        (1.7)            2.4

Net Income (loss) before
 provision for income tax                  4.7         (4.9)           19.3
                                         -----        -----           -----
Net income (loss)                          4.2%        (4.9%)         (19.3%)
                                         =====        =====           =====

Years ended July 31, 1995 and 1994

The Company recorded net income of $1,364,646 for the fiscal year ended July 31, 1995 as compared to a net loss of ($1,427,148) for the fiscal year ended July 31, 1994. This marks the first year since fiscal 1989 that the Company has recorded profits.

Net sales for the fiscal year ended July 31, 1995 increased $2,793,282 or 9.5% to $32,151,204 from $29,357,922 recorded in the prior fiscal year. Sales of cosmetic products increased 25.4% from $24,771,150 to $31,073,515 while sales of fragrance products decreased 76.5% from $4,586,772 to $1,077,689, as compared to the prior fiscal year.

The cosmetic sales increase of $6,302,365 is primarily attributable to the success of selling specially packaged cosmetic products through the Home Shopping Network ("HSN"). Sales to HSN amounted to $15,667,416 for the fiscal year ended July 31, 1995. The Company commenced marketing products through HSN during April 1994 with sales of $4,574,262 for the final four months of the fiscal year ended July 31, 1994. Ms. Adrien Arpel has been actively involved in the cosmetics industry for over the past thirty years and is widely recognized as an industry expert. Ms. Arpel personally presents her line of high quality, natural based skin care and cosmetics products through live appearances on HSN. Ms. Arpel's role has been vital in the development of the Company's products and has contributed significantly to the increase in sales through HSN. The increase in sales to HSN was partially offset by decreased sales in the amount of $4,107,700 due to the discontinuance of the Company's relationship with Premier during the prior fiscal year. In addition to the discontinuance of the relationship with Premier, net sales of cosmetic products through department stores decreased by $773,089 primarily due to a net decrease of 38 locations through which Arpel products were sold.

The fragrance sales decrease of $3,509,083 is primarily attributable to the Company's decision to temporarily suspend its current fragrance business, during the latter part of fiscal 1995, due to limited working capital.

The Company's fragrance sales have decreased during the last three fiscal years as follows:


Fiscal Year Ended
    July 31                Net Sales      $ Decrease      % Decrease
-------------------------------------------------------------------------------
    1995                 $ 1,077,689      $3,509,083          76%
    1994                   4,586,772       6,184,468          57%
    1993                  10,771,240       6,242,760          36%


Cost of goods sold as a percentage of net sales was 28.9% for the fiscal year ended July 31 1995, as compared to 26.1% for the fiscal year ended July 31, 1994. Cost of goods sold for cosmetic products was 28.5% for the fiscal year ended July 31, 1995, as compared to 22.4% for the fiscal year ended July 31, 1994. The increase in the cosmetic cost of goods sold percentage is primarily attributable to sales of cosmetic products to HSN. Although the cost of goods sold percentage on specialty packaged products sold to HSN is higher, the increase is more than offset by decreased selling, general and administrative expenses associated with these sales. Cost of goods sold for fragrance products was 40.4% for the fiscal year ended July 31, 1995 as compared to 46.1% for the fiscal year ended July 31, 1994. The improvement in the fragrance cost of goods sold percentage is primarily attributable to lower margins earned during fiscal 1994 related to the sale of discontinued product lines and inventory overstocks.

Selling, general and administrative expenses decreased 7.7% to $20,898,893 for the fiscal year ended July 31, 1995 from $22,630,785 for the fiscal year ended July 31, 1994. The decrease is primarily attributable to decreases in advertising and promotional expenses related to the Company's reduction in its fragrance business and the expenses related to ARPEL'S former relationship with Premier. The current fiscal year selling, general and administrative expenses include a charge of $500,000 related to salon assets, which were determined to be outdated. The Company has determined that it needs to refixture and update its facial salon equipment, which has deteriorated over the last few fiscal years due to the losses and liquidity problems experienced by the Company. As cash flow from profitable operations permits, the Company plans to invest in new facial salon equipment and fixturing in order to improve its department store business which continues to be the Company's emphasis.

Net expenses from non-operating items was $460,632 for the fiscal year ended July 31, 1995, as compared to $503,296 for the fiscal year ended July 31, 1994. The decrease is primarily attributable to decreased interest expenses related to lower debt levels.

Net income per common and common equivalent share for the fiscal year ended July 31, 1995 was $0.12 as compared to a net loss of ($0.14) for the fiscal year ended July 31, 1994.

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1995 is approximately $4,500,000.

Years ended July 31, 1994 and 1993

Net sales for the fiscal year ended July 31, 1994 decreased $5,406,324 or 15.6% to $29,357,922 from $34,764,246 in the prior fiscal year. Fragrance net sales decreased 57.4% from $10,771,240 to $4,586,772 while cosmetic net sales increased 3.2% from $23,993,006 to $24,771,150, as compared to the prior fiscal year.

The fragrance sales decrease of $6,184,468 is primarily attributable to decreased sales in the amount of approximately $7,930,600 related to product lines which were discontinued during the latter part of fiscal 1993. This decrease was partially offset by increased sales of new product lines in the amount of approximately $1,598,300. During the last quarter of fiscal 1993, the Company sold its licensing and distribution rights for Ombre Rose and caused its rights to distribute Laura Ashley fragrance products to terminate. Sales of Laura Ashley and Ombre Rose products were approximately $8.4 million for the fiscal year ended July 31, 1993. New fragrance lines introduced during the third quarter of fiscal 1993 include the fragrances of PARFUM BALMAIN, PARFUM JACOMO, PARFUM JEAN DEPREZ and PARFUM FRANKA BERGER. The distribution of PARFUM JEAN DEPREZ was discontinued during June 1994. The distribution of BURBERRYS for men and SOCIETY for women, by Burberrys, commenced during the second quarter of fiscal 1994. The Company also continues to sell FRACAS and BANDIT by Robert Piguet, for which it owns the exclusive worldwide manufacturing, distribution and licensing rights and has initiated mass marketing of other popular Robert Piguet fragrances.

Sales of specialty packaged cosmetic products through television marketing with the Home Shopping Network, commenced during the third quarter and totaled approximately $4,574,300 for fiscal 1994. The success of this program has exceeded the Company's original expectations and has led to the scheduling of more television appearances during the calendar year 1994. Plans are now being finalized for calendar 1995. The Company believes that marketing through the Home Shopping Network will increase sales in its department and specialty store locations which remains the main part of the ARPEL business. During the year ended July 31, 1994, demand for the Company's products exceeded the Company's ability to supply these products on a timely basis. This problem is primarily attributable to tight cash flow constraints which limited the size and frequency of orders placed.

During June 1994, the Company received notice from Premier Salons International ("Premier") that they will be assuming management of all cosmetic esthetics operations in Premier salons. ARPEL operated 53 salon departments within Premier and distributed the ARPEL line of products to 73 Premier salon locations throughout the United States and Canada. The Company believes that the effect on the net results of operations of ARPEL due to the discontinuance of the relationship with Premier will not be significant and will be more than offset by increased business through television selling. In the short term, discontinuance of this relationship will help minimize the effect of its out-of-stock inventory conditions which have slowed its ability to fill all department and specialty store first floor orders. ARPEL discontinued managing the operations in all Premier International Salons as of June 30, 1994.

As is common in the fragrance and cosmetic industry, the Company provides its domestic customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was approximately 4.0%, 7.0% and 10.0% for the fiscal years ended July 31, 1994, 1993 and 1992 respectively.

During the fiscal year ended July 31, 1994, the Company recorded a loss of $1,427,148 versus losses of $6,722,737 and $2,815,992 at July 31, 1993 and 1992,
respectively. The current year loss is $5,295,589 lower than the prior year and is primarily attributable to the effects of the Company's cost reduction programs and the net effect on operations of the sales of specialty packaged cosmetic products through the Home Shopping Network. The Company has been successful in reducing operating expenses and cost of goods sold on its current fragrance brands. Further benefit of these cost reductions will be achieved in fiscal 1995. The Company believes it is now in the position to move towards profitability in fiscal 1995 provided inventory purchases can meet demand.

Cost of goods sold as a percentage of net sales was 26.1% for the fiscal year ended July 31, 1994, as compared to 37.5% for the fiscal year ended July 31, 1993. Cost of goods sold for fragrance products was 46.1% for the fiscal year ended July 31, 1994, as compared to 76.5% for the fiscal year ended July 31, 1993. The improvement in the fragrance cost of goods sold rate is primarily attributable to lower margins earned during fiscal 1993 related to the sale of the Ombre Rose and Ombre Bleue inventories as part of the sale of the licensing rights. The cost of goods percentage on cosmetic products was approximately 22.4% for the fiscal year ended July 31, 1994, as compared to 20.0% for the fiscal year ended July 31, 1993. The increase in the cosmetic cost of goods sold percentage is primarily attributable to increased cost of sales on the specialty packaged cosmetic products.

Selling, general and administrative expenses decreased 22.7% to $22,630,785 for the fiscal year ended July 31, 1994 from $29,283,863 for the fiscal year ended July 31, 1993. The decrease is primarily attributable to decreases in advertising and promotional expenses related to products which were discontinued during the prior fiscal year coupled with the effect of the Company's cost reduction programs. Staff reductions were implemented in the fragrance and cosmetic divisions primarily in the areas of administration and warehouse.

Net expenses from non-operating items was $503,296 for the fiscal year ended July 31, 1994, as compared to other net income of $831,760 for the fiscal year ended July 31, 1993. The gain from the sale of the Ombre Rose licensing agreement during the prior fiscal year was $1,755,243. Without the effect of this prior year gain, expenses from non-operating items decreased by $420,187 during the current fiscal year. Interest expense decreased $215,535 during the current fiscal year due to reduced debt levels and steady interest rates. The Company recorded foreign exchange gains of $21,224 during the current fiscal year versus foreign exchange losses of $104,051 recorded during the prior fiscal year. Prior year foreign exchange losses were primarily related to currency differences recognized as part of the Ombre Rose and Ombre Bleue licensing agreement sale. Other expenses decreased $79,377 to $63,389 as compared to $142,766.

The net operating loss carry forward ("NOL") available to the Company for federal income tax reporting purposes at July 31, 1994 is approximately $11,400,000. However, use of the NOL is limited annually due to the acquisition of the Company by FFD during November 1992, and is limited to approximately $6,600,000, the year ending July 31, 1995.

Years ended July 31, 1993 and 1992

Net sales for the fiscal year ended July 31, 1993 decreased $5,811,698 or 14.3% to $34,764,246 from $40,575,944 in the prior fiscal year. Fragrance net sales decreased 36.7% from $17,014,000 to $10,771,240 while cosmetics net sales increased 1.8% from $23,561,944 to $23,993,006, as compared to the prior fiscal year.

The fragrance sales decrease of $6,242,760 is primarily attributable to: Laura Ashley No. 1 and Dilys sales decreasing by $2,010,869 from $6,457,074 to $4,446,205; Ombre Rose sales decreasing by $4,269,879 from $8,224,614 to $3,954,735; and sales of new brands increasing by $1,259,631, offset by net sales decreases in the remaining brands of $1,221,643.

Sales of Laura Ashley products decreased by approximately $2.0 million because of the Company's inability to fill orders for the Laura Ashley No. 1 and Dilys brands during the traditionally heavier holiday selling season. At November 24, 1992, the Company was in arrears on payments due to Laura Ashley S.A. in the amount of approximately $1.2 million. Although this balance was paid, customer orders could not be filled because the Company did not have adequate inventories on hand. Furthermore, sales of Dilys products did not meet the Company's expectations. Besides these factors, generally poor margins due to high cost of goods and the licensor's refusal to allow appropriate margins, as well as the licensor's refusal to discontinue the unsuccessful Dilys fragrance led to a termination of the distribution agreement between the Company and Laura Ashley S.A. during June 1993. Additionally, the poor consumer acceptance of Laura Ashley's Dilys brand created a significant financial exposure represented by potential department store returns of this merchandise. Discontinuation of the distribution agreement eliminated this exposure. The Company had the right to dispose of all related inventory for a period of six months after the termination of the agreement.

Total Ombre Rose sales were $3,954,735 for the fiscal year ended July 31, 1993, compared to $8,224,614 for the fiscal year ended July 31, 1992. International sales of Ombre Rose through the Company's international distributor Parfico, did not meet Company expectations. Under the Company's agreement with Parfico the Company was to receive full reimbursement of its costs plus a percentage added on for annual sales above $2,500,000. Sales through Parfico did not achieve the level during the fiscal year which would have allowed the Company to earn a margin. Based on the total Ombre Rose sales decrease and the Company's evaluation of this brand's viability, the Company decided to sell its licensing rights under the license agreement between the Company and Jean Charles Brosseau and Jean Charles Brosseau S.A. along with its Ombre Rose and Ombre Bleue inventories. The license agreement covered the Ombre Rose and Ombre Bleue fragrances. The license agreement and related finished goods, advertising materials and component inventories were sold during July of the current fiscal year for a sales price of $3.5 million with a contractual net financial gain of approximately $838,000.

Of the $3.5 million in sales price, $2.9 million was received and used to pay $1.9 million to creditors and $1.0 million towards the Company's note with Midlantic. Of the $1.0 million paid to Midlantic, $250,000 was applied to the principal payment which was due on July 1, 1993 and $750,000 being applied to the last two principal payments originally due to be paid in fiscal 1995. The remaining balance of approximately $600,000 from the sale was paid in segments, 90 days after each remaining partial shipment of Ombre Rose and Ombre Bleue to the purchaser. The proceeds from this sale were used to fund current working capital needs.

Total sales of Laura Ashley and Ombre Rose products were approximately $8.4 million for the fiscal year ended July 31, 1993, representing approximately 24% of the Company's total net sales. Although material to the total Company net sales for the year, the operating loss contribution, before allocations for indirect selling, warehousing and administration costs, was approximately $(474,200). Current year and anticipated sales levels for the Laura Ashley and Ombre Rose fragrance brands coupled with poor margins did not justify continuance of these product lines.

Sales of new fragrance lines, introduced during the third quarter of the fiscal year when FFD purchased a controlling interest in the Company, were approximately $1,300,000. These product lines include the fragrances of PARFUM BALMAIN, PARFUM JACOMO, PARFUM JEAN DEPREZ, and PARFUM FRANKA BERGER. The Company expects to complete shortly arrangements granting it the exclusive distribution rights for the BURBERRYS fragrances in the United States and Puerto Rico. The Company believes that it is now in a position to focus attention on these recently acquired, potentially more viable and higher margin brands. During October 1993, the Company and J.G. Hook signed a licensing agreement to develop a fragrance product line targeted to be launched during the early part of fiscal 1995 (this agreement was canceled during fiscal 1994). The Company continues to seek new brands to distribute which will maintain its image as a distributor of quality brand fragrances and cosmetics.

ARPEL'S cosmetic sales increased by $431,062 or 1.8% to $23,993,006. This increase was primarily attributable to the net impact of the opening of more viable salons, offset by the closing of unprofitable salons.

As is common in the fragrance and cosmetic industry, the Company provides its domestic customers with the limited right to return merchandise in order to balance inventory stock levels. The historical rate of return experienced by the Company generally ranges, on an annual basis, between 7% to 10% of total sales.

During the fiscal year ended July 31, 1993, the Company recorded a loss of $6,722,737 versus losses of $2,815,992 and $4,517,592 at July 31, 1992 and 1991,
respectively. The current year loss is $3,906,745 greater than the prior year and is primarily attributable to the gross margin impact of lower sales and the sell off of Ombre Rose and Ombre Bleue inventory at below cost, offset by the capital gain of $1,755,243 resulting from the sale of the Ombre Rose and Ombre Bleue License Agreement. The Company has implemented cost reduction programs which will lower fiscal 1994 operating costs and fragrance cost of goods. The Company believes it is now in the position to move towards profitability in fiscal 1994 at lower sales levels because of the impact of its continued cost reduction programs, coupled with better margins from lower cost of goods.

Cost of goods sold as a percentage of net sales was 37.5% for the fiscal year ended July 31, 1993, as compared to 31.6% for the year ended July 31, 1992. Cost of goods sold for fragrance products was 76.5% for the fiscal year ended July 31, 1993, as compared to 50.3% for the fiscal year ended July 31, 1992. The increased cost of goods rate, (as a percentage of net sales), is primarily attributable to the sale of the Ombre Rose and Ombre Bleue inventories below cost as part of the sale of the licensing rights and the lower margins earned on the lower than expected international Ombre Rose sales distributed through Parfico, Inc. The Company notes that this increase in the fragrance cost of goods percentage rate is non-recurring and that it should improve to a rate of approximately 31.0% on fragrance sales in fiscal 1994. The cost of goods percentage on cosmetic products was approximately 20.0% for the fiscal year ended July 31, 1993, as compared to 18.0% for the fiscal year ended July 31, 1992. The increase is primarily attributable to a higher volume of higher cost cosmetics sales promotions compared to the prior fiscal year.

Selling, general and administrative expenses decreased 0.9% to $29,283,863 for the fiscal year ended July 31, 1993, from $29,565,221 for the fiscal year ended July 31, 1992. During October 1993, the fixed cost of the fragrance division's employee based sales force was switched to the variable cost of independent sales representatives. It is estimated that this change will result in a savings of approximately $500,000 during the fiscal year ending July 31, 1994. Other staff reductions were implemented in the cosmetic sales division and the areas of administration and the warehouse.

Income from non-operating items was $831,760 for the fiscal year ended July 31, 1993, an expense reduction of $1,841,762, as compared to expenses of $1,010,002 for the period ended July 31, 1992. The principal reason for this expense reduction was the capital gain of $1,755,243 from the sale of the Ombre Rose and Ombre Bleue Licensing Agreement. Net interest expense decreased $284,334 during the current fiscal year primarily due to reduced debt levels. These items were partially offset by increased foreign exchange losses of $112,642 and other miscellaneous expense increases of $85,173.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit at July 31, 1995 of $2,629,154 a decrease of $3,275,776 from a working capital deficit of $5,904,930 at July 31, 1994.

Total bank borrowings were reduced by $1,541,233 from $5,066,233 at July 31, 1994 to $3,525,000 at July 31, 1995. At July 31, 1995 total borrowings with Midlantic amounted to $1,425,000 versus $2,966,233 at July 31, 1994 and consisted of a term promissory note, term loan and secured line of credit in the amount of $1,025,000, $400,000 and $0, respectively. The term promissory note, with Midlantic, bears interest at a rate of 2% above Midlantic's prime lending rate and is collateralized by the Company's distribution facility. Principal installments under the term promissory note are due on the first day of each month at $25,000 per month. The term loan with Midlantic bears interest at a rate of .5% above the bank's prime lending rate. Principal installments under the term loan are due on the tenth day of each month at $50,000 per month. Under the Company's secured line of credit agreement with Midlantic, all payments from the trade accounts receivable of Alfin are applied against the balance of the Company's line of credit. At July 31, 1995, the Company had received trade receivable payments which caused the line of credit to be fully paid.

In addition to borrowings from Midlantic, the Company maintains a revolving secured line of credit of up to $2,100,000 with Credit Lyonnais. This loan is secured by the domestic accounts receivable of ARPEL and bears interest based on the Eurorate plus 1/2% or plus 1-1/2% depending on maturities. At July 31, 1995 and 1994 borrowings under this line of credit were $2,100,000. The loan agreement with Credit Lyonnais expired on October 15, 1995. The Company and Credit Lyonnais have met to discuss the renewal terms of this line of credit but no definitive agreement has been made to this date.

During the last three fiscal years the Company has obtained financing, in the form of Shareholder advances, from Fine Fragrances Distribution ("FFD"). During the fiscal year ended July 31, 1995 the Company did not receive, nor did the Company request, additional financing from FFD. At July 31, 1995 advances to the Company by FFD were $34,826 versus $300,000 at July 31, 1994.

The Company recorded net income of $1,364,646 for the fiscal year ended July 31, 1995 as compared to a loss of (1,427,148) for the fiscal year ended July 31, 1994. Fiscal 1995 marks the first profitable year for the Company since the year ended July 31, 1989.

During most of the last three fiscal years, the Company has dealt with severe out-of-stock inventory conditions which have led to lost sales and revenues. Cash flow provided by operations was $2,874,189 during the current fiscal year. This positive cash flow, coupled with the Company's current profitability has enabled the Company to invest in much needed cosmetic inventory. The Company has minimized its severe out-of-stock situation during the second half of the current fiscal year. Management continues to concentrate its efforts toward attaining inventory levels which are more closely matched with manufacturing lead times and customer demands. In the past, the Company has been dependent on shareholder advances to fund working capital needs, most of which was used to satisfy bank debt and old outstanding payables. The Company feels that bank debt and outstanding accounts payable have been reduced to more suitable levels. In addition to balancing inventory and payable demands, the Company also plans to invest in the refixturing and updating of its facial salon and department store operations. In the longer term, the Company has opportunities to grow its cosmetic business beyond the United States and Canada. There has been increased interest in Arpel's product line in other countries and markets.

Effects of Inflation

Generally any cost increase passed on to the Company by its suppliers is subsequently passed on by the Company to its customers where market conditions permit. Consequently, the Company believes that the effects of inflation are not material, except as they relate to the competitive arena in the marketplace. The Company did not have any significant price increases for its products during the fiscal year ended July 31, 1995.

Since the Company's credit facilities bear interest at floating rates, the impact of inflation or deflation will directly impact the amount of interest which the Company pays. The Company believes that the effects of inflation do not currently materially impact its general and administrative and distribution expenses.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements and supplementary financial information are attached at the end of this report. For page of reference, see the Index to Financial Statements appearing on page F-1 of this Annual Report on Form 10-K.

ITEM 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information with respect to the directors and executive officers of the Company will be included in the Company's Proxy Statement for its annual meeting of shareholders which is expected to be filed within 120 days from the end of the fiscal year and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to the executive compensation is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

                                     PART IV

  ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements

  The audited consolidated financial statements of the Company and its subsidiaries and the Report of Independent Public Accountants thereon, as required, are set forth in the Index to Consolidated Financial Statements on page F-1 of this report.

  (a) (2) Financial Statement Schedules

  Except for Schedule VIII, which is included herein, all other schedules have been omitted as not applicable or not required, or because information required is shown in the consolidated financial statements or notes thereto.

  (a) (3) Exhibits

  The following items are filed herewith or incorporated by reference:

3.1       Certificate of Incorporation of the Company, as amended (5)Exhibit
          3.1)

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company, as amended, as filed with the New York State Department of State on September 11, 1991. (6)(Exhibit 3.2)

3.3       By-laws of the Company, as amended. (6) (Exhibit 3.3)

4.1       Form of specimen of the Company's Common Stock certificate. (4)
          (Exhibit 4.1)

10.1      Stock Option Plan. (3) (Exhibit 10.1)

10.2 New Jersey EA. Bond Financing Agreement, dated July 20,1983 and Note of Company thereunder. (1) (Exhibit 10.2)

10.3 Lease Agreement, dated November 30, 1983, for 720 Fifth Avenue, New York, New York. (2) (Exhibit 10.3)

10.4 Form of Stock Option Agreement under the Stock Option Plan. (3) (Exhibit 10.4)

10.5 Alfin, Inc. (f/k/a/ Alfin Fragrances, Inc.) Stock Option Plan, as amended. (4) (Exhibit 10.5)

10.6 Stock Purchase Agreement, dated April 5, 1990, among the Company, Adrien Arpel, Inc. and the Security holders of Adrien Arpel, Inc. (5) (Exhibit 10.6)

10.7 Employment Agreement, dated as of April 4, 1990, between the Company and Adrienne Newman. (6) (Exhibit 10.7)

10.8 Warrant Agreement, dated as of April 4, 1990, between the Company and Adrienne Newman. (6) (Exhibit 10.8)

10.9 Revolving Credit and Term Loan Agreement, dated as of July 31, 1990, among the Company, Adrien Arpel, Inc. and Midlantic National Bank. (6) (Exhibit 10.9)

10.10 Departmental License Agreement, dated as of July 10, 1991, between Bullock's, Inc. and Adrien Arpel, Inc. (7) (Exhibit 10.10)

10.11 First Amendment, dated January 31, 1991, to Credit and Term Loan Agreement dated as of July 31, 1990, among the Company, Adrien Arpel, Inc. and Midlantic Bank. (7) (Exhibit 10.11)

10.12 Second Amendment, dated June 10, 1991, to Credit and Term Loan Agreement dated July 31, 1990, as amended, among the Company, Adrien Arpel, Inc. and Midlantic National Bank. (7) (Exhibit 10.12)

10.13 Form of Executive Incentive Compensation Plan Agreement, dated as of September 1991, between the Company and Adrienne Newman. (7) (Exhibit 10.13)

10.14 Amended and Restated Revolving Credit and Term Loan Agreement, dated June 30, 1992, between Midlantic National Bank and the Company and Adrien Arpel, Inc. (8) (Exhibit 10.14)

10.15 Continuing Letter of Credit Agreement, dated May 13, 1993, between the Company, Adrien Arpel, Inc. and Credit Lyonnais Bank. (8) (Exhibit 10.15)

10.16 Amended and Restated Loan Agreement, dated June 24, 1993, between the Company and Midlantic National Bank.(8) (Exhibit 10.16)

10.17 Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 1994, between Midlantic National bank and the Company and Adrien Arpel, Inc. (9) (Exhibit 10.17)

10.18 Amendment No. 2, dated November 19, 1993, to Employment Agreement dated April 4, 1990, between the Company and Adrienne Newman. (9) (Exhibit 10.18)

10.19 Amendment No. 1 to the Continuing Letter of Credit Agreement, dated February 28, 1994, between the Company, Adrien Arpel, Inc. and Credit Lyonnais Bank. (9) (Exhibits 10.19)

10.20 Term Promissory Note dated February 1994, between Midlantic National Bank and the Company. (9) (Exhibit 10.20)

10.21 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated February 1994, between Midlantic National Bank and the Company and Adrien Arpel, Inc. (9) Exhibit 10.21)

10.22 Incentive Stock Option Agreement, dated November 22, 1993, between the Company and Mayer D. Moyal. (9) (Exhibit 10.22)

10.23 Warrant Agreement, dated November 19, 1993, between the Company and Adrienne Newman. (9) (Exhibit 10.23)

10.24     The 1993 Stock Option Plan of Alfin, Inc. (9) (Exhibit 10.24)

10.25 Termination agreement, dated July 11, 1995 between the Company and Mayer D. Moyal (filed herewith)

10.26 Agreement dated August 1, 1995 between the Company and CECE SA (filed herewith)

10.27 Fourth Amendment to Amended and Restated Revolving Credit on Term Loan Agreement dated July 31, 1995, between the Company an Midlantic National Bank (filed herewith)

22 Subsidiaries of the Company -- Adrien Arpel, Inc., a Delaware corporation; Suisse Laboratories Ltd., a Delaware corporation.


(1) Incorporated by reference from the designated Exhibit to the Company's Registration Statement on Form S-1. (File No. 2-85600).

(2) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1984. (File No. 0-11434).

(3) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1985. (File No. 0-11434).

(4) Incorporated by reference from the designated Exhibit Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1989. (File No.0-11434).

(5) Incorporated by reference from the designated Exhibit to the Company's Current Report on Form 8-K, reporting an event on April 5, 1990 File No. 0-11434).

(6) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1990. (File No. 0-11434).

(7) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1992. (File No. 0-11434)

(8) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1993. (File No. O-11434)

(9) Incorporated by reference from the designated Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1994. (File No. 0-11434

(b)       Reports on Form 8-K.


No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                          ALFIN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
Report of Independent Public Accountants                          F-2

Consolidated Balance Sheets as of July 31,
1995 and 1994                                                     F-3

Consolidated Statements of Operations for
the Three Fiscal Years Ended July 31, 1995.                       F-4

Consolidated Statements of Shareholders' Equity
for the Three Fiscal Years Ended July 31, 1995.                   F-5

Consolidated Statements of Cash Flows for the
Three Fiscal Years Ended July 31, 1995.                           F-6

Notes to Consolidated Financial Statements                        F-7

Schedule VIII - Valuation and Qualifying Accounts
for the Three Fiscal Years Ended July 31, 1995                    F-19


                    Report of Independent Public Accountants

                                 To Alfin, Inc.:

We have audited the accompanying consolidated balance sheets of Alfin, Inc. (a New York corporation) and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alfin, Inc. and subsidiaries as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the fiscal year ended July 31, 1995 is the first profitable year of operations in five years; however, the Company maintains a working capital deficit at July 31, 1995 and is significantly dependent upon one customer. These factors discussed in Note 2 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


New York, New York
October 30, 1995                              ARTHUR ANDERSEN  LLP

                          ALFIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1995 AND 1994



ASSETS                                              1995            1994
----------------------------------------------------------------------------
CURRENT ASSETS:
Cash                                            $    515,636    $     10,444

Accounts receivable, net of allowances
for doubtful accounts and chargebacks
of $634,593 and $1,475,650 at July 31,
1995 and 1994, respectively and sales
allowances of $406,264 and $357,473 at
July 31, 1995 and 1994, respectively               1,392,315       2,688,848

Inventories                                        3,326,567       2,553,333

Prepaid expenses & other current assets               29,288         282,381
                                                ------------    ------------

Total current assets                               5,263,806       5,535,006
                                                ------------    ------------

PROPERTY & EQUIPMENT                               7,350,970       7,948,931
Less-accumulated depreciation &
    amortization                                  (5,621,515)     (5,093,042)
                                                ------------    ------------

    Property & equipment, net                      1,729,455       2,855,889
                                                ------------    ------------
OTHER ASSETS:

    License agreements & trademarks, net of
    accumulated amortization of $867,961
    and $776,760 at July 31, 1995 and
    1994, respectively                               866,408         957,609

    Goodwill, net of accumulated amortization
    of $394,131 and $315,305 at July 31,1995
    and 1994, respectively                         2,758,907       2,837,733

    Other                                            137,694         175,945
                                                ------------    ------------
    Total other assets                             3,763,009       3,971,287
                                                ------------    ------------
    Total assets                                $ 10,756,270    $ 12,362,182
                                                ============    ============

LIABILITIES &
SHAREHOLDERS' EQUITY                                1995            1994
----------------------------------------------------------------------------
CURRENT LIABILITIES:
   Current portion of mortgage
   note & other loans payable                   $  2,828,019    $  5,120,644

   Due to related parties                             34,826         300,000

   Accounts  Payable                               3,106,090       3,789,276

   Accrued expenses-other                          1,924,025       2,230,016
                                                ------------    ------------
   Total current liabilities                       7,892,960      11,439,936

NOTE PAYABLE                                         725,000         148,582
                                                ------------    ------------

   Total liabilities                               8,617,960      11,588,518
                                                ------------    ------------

REDEEMABLE PREFERRED STOCK                           750,000         750,000

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value
   17,000,000 shares authort-
   zed; 11,519,311 & 11,402,904
   shares issued & outstanding at
   7/31/95 & 1994, respectively                      115,193         114,029

   Additional paid-in capital                     12,629,976      12,522,390

   Accumulated deficit                           (11,356,859)    (12,612,755)
                                                ------------    ------------

      Total shareholders' equity                   1,388,310          23,664
                                                ------------    ------------
      Total liabilities and
        Shareholders' equity                    $ 10,756,270    $ 12,362,182
                                                ============    ============




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE FISCAL YEARS ENDED JULY 31


                                    1995              1994             1993
--------------------------------------------------------------------------------
NET SALES                        $ 32,151,204     $ 29,357,922     $ 34,764,246

COST OF GOODS SOLD                  9,292,033        7,650,989       13,034,880
                                 ------------     ------------     ------------
Gross profit on sales              22,859,171       21,706,933       21,729,366

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES            20,898,893       22,630,785       29,283,863
                                 ------------     ------------     ------------
Operating Income (loss)             1,960,278         (923,852)      (7,554,497)
                                 ------------     ------------     ------------
OTHER (EXPENSE) INCOME

  Interest expense                   (439,743)    $   (461,131)    $   (676,666)

  Gain on sale of
   license agreement                     --               --          1,755,243

  Other Expense                       (20,889)         (42,165)        (246,817)
                                 ------------     ------------     ------------

  Total other (expense)
   income                            (460,632)        (503,296)         831,760
                                 ------------     ------------     ------------
Income (loss) before
  provision for Income taxes        1,499,646       (1,427,148)      (6,722,737)

Provision for income taxes            135,000             --               --
                                 ------------     ------------     ------------

NET INCOME (LOSS)                $  1,364,646     $ (1,427,148)      (6,722,737)
                                 ============     ============     ============
NET INCOME (LOSS) PER
COMMON & COMMON
EQUIVALENT SHARE                 $       0.12     $      (0.14)    ($      0.85)
                                 ============     ============     ============

The accompanying notes are an integral part of these consolidated statements.

                           ALFIN, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE THREE FISCAL YEARS ENDED JULY 31, 1995

================================================================================================================
                                      Number of                                 Additional
                                      Common                Common              Paid-In           Accumulated
                                      Shares                Stock               Capital           Deficit
================================================================================================================
BALANCE, July 31, 1992                  6,688,488           $ 66,885          $ 7,552,034          $ (4,245,370)
  Sale of Common Stock
    to FFD                              3,300,000             33,000            3,267,000

Forgiveness of
  shareholder loan                                                                200,000

Stock dividends on
  Redeemable Preferred Stock              283,981              2,840              214,660              (217,500)

  Net loss                                                                                           (6,722,737)
                                      -----------           --------          -----------          ------------
BALANCE, July 31, 1993                 10,272,469            102,725           11,233,694           (11,185,607)
  Sale of Common Stock
    to FFD                              1,130,435             11,304            1,288,696                  --

Net Loss                                                                                             (1,427,148)
                                      -----------           --------          -----------          ------------
Balance, July 31, 1994                 11,402,904            114,029           12,522,390           (12,612,755)
  Stock Dividends on
  Redeemable Preferred Stock              116,407              1,164              107,586              (108,750)

Net Income                                                                                            1,364,646
                                      -----------           --------          -----------          ------------
BALANCE, July 31, 1995                 11,519,311           $115,193          $12,629,976          $(11,356,859)
                                      ===========           ========          ===========          ============


                 The accompanying notes are an integral part of
                         these consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE FISCAL YEARS ENDED JULY 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES             1995             1994             1993
------------------------------------             ----             ----             ----
NET INCOME (LOSS)                            $ 1,364,646      $(1,427,148)     $(6,722,737)

Adjustments to Reconcile Net
   Income (Loss) to Net Cash
  Provided by (Used in)
   Operating Activities:

Depreciation and Amortization                  1,491,472        1,136,909        1,001,925

Loss on Disposal of Fixed Assets                 192,605          210,816             --

Gain on Sale of License Agreement                   --               --         (1,755,243)

Change in Assets and Liabilities:

 Decrease (Increase) Accounts Receivable       1,296,533       (1,245,273)       3,574,703
(Increase) Decrease Inventory                   (773,234)       1,212,515        2,150,552
 Decrease Prepaid Expenses and Other             291,344            7,485          103,458
(Decrease) Increase Accounts Payable &
 Accrued Expenses                               (989,177)         215,265              884
(Decrease) Non-Current Liabilities                  --           (120,000)            --
                                             -----------      -----------      -----------

Total Adjustments                              1,509,543        1,417,717        5,076,279
                                             -----------      -----------      -----------

Net Cash Provided by (Used in)
 Operating Activities                          2,874,189           (9,431)      (1,646,458)
                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures                            (387,616)        (193,140)         (81,721)

Proceeds from Sale of License
Agreement                                           --               --          1,800,000
                                             -----------      -----------      -----------

Net Cash (Used in) Provided by
 Investing Activities                           (387,616)        (193,140)       1,718,279
                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of Lines of Credit,
net                                             (641,233)      (1,094,120)      (2,000,676)

Proceeds from Related Parties                       --          1,036,851        1,565,767

Payments to Related Parties                     (265,174)      (1,002,618)         (91,896)

Payment of Debt Obligations                   (1,074,974)      (1,310,616)      (1,799,344)

Proceeds from Term Promissory Note                  --          1,450,000             --

Proceeds from Sale of Stock                         --               --          3,300,000
                                             -----------      -----------      -----------

Cash (Used in) Provided by,
 Financing Activities                         (1,981,381)        (920,503)         973,851
                                             -----------      -----------      -----------

Net Increase(Decrease) in Cash                   505,192       (1,123,074)       1,045,672

 Cash at Beginning of Year                        10,444        1,133,518           87,846
                                             -----------      -----------      -----------
 Cash at End of Year                         $   515,636      $    10,444      $ 1,133,518
                                             ===========      ===========      ===========

Cash Paid During the Year For:
 Interest                                    $   398,774      $   457,425      $   713,352
 Income Taxes                                     25,819             --               --


                   The accompanying notes are an integral part
                       of these consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of business:

Alfin, Inc. (the "Company") is engaged in the manufacturing, importation, distribution, marketing and merchandising of imported fragrance brands worldwide pursuant to various distribution and licensing agreements. During the latter part of fiscal year 1995, the Company made a decision to suspend distribution of fragrance products necessitated by limited working capital.

Adrien Arpel, Inc. ("ARPEL"), a wholly owned subsidiary, develops, distributes and sells treatment and cosmetic products. Additionally, the Company acts as an operator of service-oriented skin care salons in better department and specialty stores, main floor cosmetic departments of major retail department stores. During the third quarter of fiscal year 1994, ARPEL began selling specialty packaged cosmetic products through television marketing.

Retail fragrance and cosmetic purchases are discretionary and are frequently made by department store customers using consumer credit. Accordingly, future declines in general economic conditions or consumer credit purchases might adversely affect the business and financial condition of the department stores and television shopping, and therefore the Company.

(2) Going concern:

During the fiscal year ended July 31, 1995 the Company began to realize the results of its restructuring efforts which have been occurring over the last three fiscal years. Over this period of time the Company reduced staff levels, implemented cost reduction programs and was successful in restructuring its debt facilities into longer more manageable terms. These factors combined with the success of the sales of ARPEL products through the Home Shopping Network ("HSN") has resulted in the Company recording profits of $1,364,646 for the fiscal year ended July 31, 1995. This is the first profitable year for the Company since the fiscal year ended July 1989. However, the Company still maintains negative working capital of $2,629,154 and is currently significantly dependent upon one customer, and must meet a tangible net worth covenant of $1 million by July
31, 1996. During fiscal year ended July 31, 1995 HSN was responsible for 48% of net sales.

The prior years' losses combined with the demands of reducing large debt levels limited the Company's ability to provide inventory to its customers, in adequate supply, on a consistent basis. The current year's profitability and positive cash flow from operations have enabled the Company to minimize its out-of-stock inventory situation. During the latter part of fiscal year 1995, the Company also decided to suspend its distribution of fragrance products. The Company can now concentrate its efforts and available cash flow toward attaining inventory levels in the skin care and cosmetic products distributed by ARPEL which are more closely matched with manufacturing lead times and customer demands.

During fiscal 1996, the Company plans to invest in the refixturing and updating of its facial salons and counters at department store locations. The fiscal 1995 selling, general and administrative expenses include a $500,000 charge which reflects the acceleration of depreciation on older outdated salon equipment, furniture and fixtures. There has been increased interest in the ARPEL product line due to the success of the sale of products through HSN. In addition to being able to provide the customer with a full line of skin care products, the Company wants to maintain and enhance its image as a provider of quality skin care services.

The Company is seeking a buyer for the Robert Piguet Trademark and investigating opportunities to sell and distribute the ARPEL product line outside of its current United States and Canadian markets.

(3) Summary of Significant Accounting Policies:

Principles of Consolidation -

The accompanying financial statements include the accounts of Alfin, Inc., and its following subsidiaries: ARPEL and ORINTER, S.A.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances to conform with current year presentation.

Inventories -

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories at July 31, 1995 and 1994 were comprised of:

                                                 1995                    1994
                                              ----------              ----------
Finished Goods                                $1,424,009              $1,284,736
Raw Material and
Components                                     1,902,558               1,268,597
                                              ----------              ----------

                                              $3,326,567              $2,553,333
                                              ==========              ==========

Property and Equipment -

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from 4 to 15 years. Leasehold improvements are amortized on a straight-line basis over the remaining terms of the respective leases or estimated useful lives, whichever is shorter. Betterments and renewals that extend the life of the related asset are capitalized; other repairs and maintenance costs are expensed as incurred.

Property and equipment were comprised of the following at July 31, 1995 and 1994:

                                                   1995                 1994
                                                   ----                 ----
Land                                           $   427,500          $   427,500
Building & Improvements                          1,224,687            1,224,688
Furniture & Fixtures                             2,444,087            3,195,380
Machinery & Equipment                            3,013,920            2,860,587
Leasehold Improvements                             240,776              240,776
                                               -----------          -----------
Total Property & Equipment                       7,350,970            7,948,931
Accumulated Depreciation                        (5,621,515)          (5,093,042)
                                               -----------          -----------
 Net Property & Equipment                      $ 1,729,455          $ 2,855,889
                                               ===========          ===========


Other Assets -

Goodwill related to the acquisition of ARPEL is being amortized using the straight-line method over 40 years. The Company continually evaluates the remaining estimated useful lives and the recoverability of its intangible assets.

Fair Value of Financial Instruments -

The carrying amounts of the Company's lines of credit approximate fair market value based upon the relatively short-term nature of these financial instruments. The carrying amounts of the Company's loans and notes payable approximate their fair value. The fair value of the Company's long-term debt is based on quoted market prices.

Foreign Currency Translation -

Gains and losses resulting from foreign currency transactions were included in other (expense) income.

Foreign Sales -

Net sales to foreign accounts, located in the Americas, Europe, the Middle East, and the Far East, were approximately $949,188, $1,359,377 and $2,903,257 for the fiscal years ended July 31, 1995, 1994 and 1993, respectively.

Net Loss per share -

Net loss per share was computed considering the cumulative preferred dividends for the fiscal years 1995 and 1994, respectively, and using the weighted average number of common shares outstanding, as follows:


1995 - 11,529,542     1994 -11,006,477      1993 - 8,202,653


Concentration of Credit Risk -

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and a major television network. HSN represented 48% of net sales during fiscal year 1995 and approximately 63% of net outstanding accounts receivable at July 31, 1995, which was subsequently paid. Concentration of credit risk with respect to trade receivables is significant due to the dependence of certain customers in the Company's customer base.

(4) Common stock dividends:

So long as the Company is in a borrowing position under the current term loan agreement (see Note 7), cash dividends cannot be declared or paid.

(5) Warrants:

The following table lists the warrant transactions that have occurred for the period August 1, 1992 through July 31, 1995:

                                                      FISCAL YEARS ENDED
                                                        J U L Y   3 1
                                            1995            1994            1993
------------------------------------------------------------------------------------
Warrants outstanding,
  beginning of period                    1,100,000         110,000       110,000
Granted                                       --         1,000,000          --
Exercised                                     --              --            --
Forfeited                                  100,000          10,000          --

Warrants outstanding,
 end of period                           1,000,000       1,100,000       110,000
Exercise prices per share
  for shares under warrant,
  end of period                            $1.25        $1.25-$1.63      $1.63-$2.63


Of the 1,000,000 warrants granted to Ms. Adrien Arpel outstanding as of July 31, 1995, 500,000 are currently exercisable. Expiration of these warrants is in November 1998.

(6) Income taxes:

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between financial statement and taxable income by applying statutory tax rates applicable to future years. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant components of the Company's deferred income tax assets and liabilities at July 31, 1995 and August 1, 1994, are as follows:

                                                   JULY 31,          August 1
                                                     1995              1994
                                                   --------          --------
Deferred Income Tax Assets:

  Net operating loss
    carry forwards                               $ 2,900,000        $ 3,886,000

Bad debt reserve                                     209,000            277,000

Inventory valuation                                  156,000            363,000

 Other reserves                                      408,000               --
                                                 -----------        -----------
                                                   3,673,000          4,526,000

  Valuation allowance                             (3,421,000)        (3,489,000)
                                                 -----------        -----------

  Net deferred tax asset                             252,000          1,037,000

Deferred Income Tax Liabilities:

  Depreciation and Amortization                     (252,000)        (1,037,000)

Net deferred income taxes                        $         0        $         0
                                                 ===========        ===========


At July 31, 1995, the amount of federal operating loss carry forwards was $8,500,000 with expiration dates from 2005 to 2009, however, the use of pre-acquisition operating loss carryforwards is limited by the Internal Revenue Code. As a result the Company has $4,560,000 of the carry forwards available for use for the year ended July 31, 1996.

(7) Long term debt:

Long term debt consists of the following:

                                                   1995                 1994
                                                   ----                 ----
Term Promissory Note                           $ 1,025,000          $ 1,325,000
Term loan                                          400,000            1,000,000
Lines of credit                                  2,100,000            2,741,233
Related party loans                                 34,826              300,000
Notes payable (construction)                        28,019              202,993
                                               -----------          -----------
                                                 3,587,845            5,569,226
Less, current portion                           (2,862,845)          (5,420,644)
                                               -----------          -----------
Long-term notes payable                        $   725,000          $   148,582
                                               ===========          ===========


Term Promissory Note:

At July 31, 1995, the Company had a term promissory note due to Midlantic in the amount of $1,025,000. The term promissory note is collateralized by a distribution and administration facility and bears interest at a rate of 2% above Midlantic's prime lending rate (8.75% and 7.25% at July 31, 1995 and 1994 respectively). The term promissory note contains provisions which cause the entire unpaid principal balance of the note to become immediately due should the Company not be in compliance with any of the terms of other indebtedness owed to Midlantic. Principal installments of $25,000 under the term promissory note are due on the first day of each month until December 1, 1998.

Term Loan:

In April 1990, the Company was provided with a $5,000,000, 5-year term loan with Midlantic in connection with its acquisition of ARPEL. The term loan bears interest at a rate of .5% above the bank's prime lending rate (8.75% and 7.25%, at July 31, 1995 and 1994, respectively) and is guaranteed by ARPEL. The balance under the term loan was $400,000 at July 31, 1995. The term loan agreement contains financial covenants which require the Company to have consolidated tangible net worth of not less than ($2,250,000) and capital expenditures not to exceed $400,000, at July 31, 1995. For the fiscal year ending July 31, 1996, the financial covenants require the Company to have consolidated tangible net worth of not less than $1 million and capital expenditures not to exceed $400,000. The Company was in compliance with its financial covenants at July 31, 1995. During August 1994, the Company and Midlantic agreed to modify this term loan to be repaid in twenty equal monthly installments of $50,000 each commencing on August 10, 1994.

The aggregate contractual annual principal payments of the term loan and term promissory note are as follows:

                           1996..................  $700,000
                           1997..................  $300,000
                           1998..................  $300,000
                           1999..................  $125,000


Lines of Credit:

In addition to the above, the Company maintains a $700,000, secured line of credit with Midlantic which bears interest at 1.5% above the bank's prime lending rate (8.75% and 7.25% at July 31, 1995 and 1994, respectively). The Company is required to maintain a compensating balance equal to 5% of the line of credit. Borrowings under this line of credit were $0 and $641,233 as of July 31, 1995 and 1994, respectively. The line of credit is secured by qualified fragrance accounts receivable and inventory of Alfin, Inc. which are collateralized at 60% and 35%, respectively. The line of credit maintains the same financial covenants as the term loan.

ARPEL entered into a financing agreement with Credit Lyonnais for a revolving secured line of credit of up to $2,100,000, expiring on October 15, 1995, subject to renewals on a yearly basis under certain conditions. The loan is secured by domestic accounts receivable of ARPEL. Borrowings under this line of credit were $2,100,000 at July 31, 1995 and 1994, respectively. This line of credit bears interest based on the Eurorate (7.6% and 4.7% at July 31, 1995 and 1994, respectively), plus 1/2% or plus 1-1/2%, depending on maturities.


Related Party Loans:

At July 31, 1995, the Company had advances from FFD in the amount of $34,826. These advances are due on demand and bear interest at a rate of 1.5% above the prime lending rate of Midlantic (8.75% and 7.25% at July 31, 1995 and 1994, respectively).

(8) Related Party Transactions -

The Company purchases inventory from vendors related to FFD. As of July 31, 1995, FFD owned 62.9% of the Company's Common Stock. For the years ended July 31, 1995 and 1994, the Company made inventory purchases from vendors related to FFD of $211,033 and $319,050, respectively. Refer to footnote 7 for related party loans.

(9) Redeemable Preferred Stock:

During February 1991, the Company entered into a stipulation of settlement with respect to three class action lawsuits which provided for the Company's creation of a settlement fund on behalf of all plaintiffs in the Lawsuit consisting of $750,000 cash (which amount was paid and fully covered by insurance) and 30,000 shares of $25.00, 14.5% Senior Cumulative Redeemable Preferred Stock ("Preferred Stock"), having a face value of $750,000, maturing 10 years after issuance. Dividends on the Preferred Stock are payable in cash or by issuance of Common Stock at the option of the Company.

On July 6, 1993, the Company issued 30,000 shares of $25.00, 14.5% Preferred Stock. Common stock issued as dividends is payable in advance. The value of the Common Stock payable as dividends is calculated based on the average closing price of the Company's Common Stock during the 40 trading days prior to October 22nd of each year, minus 20% of that average price. The initial dividend was payable two years in advance. Such dividends were paid by issuing 283,981 shares of Common Stock. Dividends after the initial dividend payment are payable annually in advance. Such dividends were paid by issuing 116,407 shares of Common Stock.

No additional dividend has been declared or accrued as of July 31, 1995. The Company's Board of Directors is expected to declare a Common Stock dividend of approximately 92,357 shares in November 1995.

(10) Employee Benefit Plans:

Pension Plan -

During the fiscal year ended July 31, 1991, the Company filed with the Internal Revenue Service, ("I.R.S.") a request for termination of its Defined Benefit Pension Plan (the "Plan") which was approved by the I.R.S. during fiscal year 1992. During fiscal 1992, the Company liquidated the Plan. At the time of liquidation, the difference between the fair value of the Plan assets and the obligation of the Plan was immaterial.

Profit sharing plans -

During the fiscal year ended July 31, 1991, the Company filed with the Internal Revenue Service, (the "I.R.S."), a request for termination of its Profit Sharing Plan, (the "Plan"), which was approved by the I.R.S. during fiscal year 1992. The Company liquidated the plan during the fiscal year ended July 31, 1992. No contribution was made in fiscal year 1992.

(11) Stock option plans:

During December 1992, the Board of Directors of the Company adopted the 1993 Stock Option Plan ("the 1993 Plan") pursuant to which up to 300,000 shares of Common Stock are authorized to be subject to options.

The 1983 Stock Option Plan ("the 1983 Plan") remains in effect under which 200,000 shares of Common Stock were reserved for issuance thereunder. As of July 31, 1993, no new grants of options may be made under the 1983 Plan.

The options available under both plans are in the form of incentive options and non-qualified options. Incentive options are available to key employees of the Company and non-qualified options are available to key employees, non-employee directors and consultants of the Company at the fair market value of the Common Stock at the date of the grant. Options are exercisable as determined by the Board of Directors.

Changes in outstanding options and options available for grant pursuant to the 1983 Plan, expressed in numbers of shares, are as follows:

                                                      July 31,
                                          1995         1994              1993
                                          ----         ----              ----
Options outstanding,
 beginning of period                     9,700          55,100          170,150
Granted                                   --              --               --
Exercised                                 --              --               --
Forfeited                               (4,700)        (45,400)        (115,050)
Options outstanding,
 end of period                           5,000           9,700           55,100
Options exercisable,
 end of period                           5,000           6,700           33,790
Options available
 for grant, end of
 period                                   --              --               --
Exercise price per
 share for shares
 under option, end
 of period                              $ 1.00     $1.00-$1.63         $1.00-$4.25


Changes in outstanding options and options available for grant pursuant to the 1993 Plan, expressed in numbers of shares, are as follows:

                                                    July 31, 1995     July 31, 1994
                                                    -------------     -------------
Options outstanding,
 beginning of period                                    75,000              --
Granted                                                500,000            75,000
Exercised                                                 --                --
Forfeited                                              (25,000)             --
Options outstanding,
 end of period                                         550,000            75,000
Options available for grant,
 end of period                                            --             225,000
Exercise price per share for
 shares under option, end of
 period                                              $1.00-$1.75          $1.75


During April 1994, shareholders of the Company approved the grant of 300,000 options to the Chairman of the Board and CEO of the Company. The options provided for the purchase of the Company's Common Stock at $.9375 per share. The options were forfeited during the fiscal year ended July 31, 1995.

During October 1994, the board of directors approved the grant of stock options totaling 500,000 shares of the Company's Common Stock to directors of the Company, at an exercise price of $1.00 per share. There were no options exercised during the fiscal year ended July 31, 1995.

(12) Commitments and Contingencies:

One officer of the Company has an employment agreement expiring April 4, 1998, which provides for the following aggregate annual base salary, plus fringe benefits subject to increase by the Board of Directors.

                     Fiscal year ending July 31:
                            1996        315,000
                            1997        315,000
                            1998        213,500

The above agreement provides for payment in full in the event of death or disability of the employee.

The agreement also provides for certain increases in base salary, bonus payments based on the profitability of the Company and commission payments based on 33% of net profits attributable to television shopping sales. In addition, certain stock options may be granted and become effective under such agreement if certain conditions are met and the executive is still employed as of certain dates.

The Company leases office space and other equipment under various non-cancelable operating lease agreements. Rental expense for the fiscal years ended 1995, 1994 and 1993 was approximately $2,003,425, $2,778,000 and $3,320,700, respectively.
Included in these amounts is rental expense contingent upon sales volume for the fiscal years ended 1995, 1994 and 1993 of approximately $1,392,893, $2,327,400 and $2,853,200, respectively.

Minimum annual rental commitments under non-cancelable leases in effect at July 31, 1995, excluding escalations:

                      Fiscal year ending July 31:
                        1996...........................          294,500
                        1997...........................          237,850
                        1998...........................          240,158
                        1999...........................          247,400
                        2000 and thereafter............          627,900

The Company, in the normal course of business is a defendant in numerous actions/lawsuits. The Company believes the outcome of these actions/lawsuits will not have a material impact on the Company's financial position or results from operations.

(13) Supplemental income statement information:

                                          For the Fiscal Years Ended
                                                   JULY 31,

                                   1995              1994              1993
                                   ----              ----              ----
Advertising Costs               $1,543,927        $1,674,304        $3,323,126
Royalties expense                    --                --               55,364


(14) Quarterly financial information
(unaudited)

                                     First           Second            Third           Fourth
            Fiscal 1995             Quarter          Quarter          Quarter          Quarter
            -----------             -------          -------          -------          -------
      Net Sales                  $ 7,261,587       $ 8,771,169      $ 8,266,118      $ 7,852,330
      Gross Profit                 5,215,467         5,984,667        6,229,797        5,429,240
      Net Income (loss)               50,201           655,698          684,227          (25,480)
      Net Income (loss),
      per Common and Common
       Equivalent Share:         $      0.00       $      0.06      $      0.06           ($0.00)

            Fiscal 1994
            -----------
      Net Sales                  $ 8,150,697       $ 6,754,032      $ 6,638,880      $ 7,814,313
      Gross Profit                 5,962,331         5,224,524        5,043,445        5,477,633
      Net Income (loss)               11,133          (752,741)        (745,916)          60,376
      Net Income (loss),
       per Common and Common
       Equivalent Share:         $      0.00       $     (0.07)     $     (0.07)     $      0.00


            Fiscal 1993
            -----------
      Net Sales                  $11,975,517       $ 6,966,640      $ 8,757,529      $ 7,064,560
      Gross Profit                 7,804,864         5,319,256        6,057,510        2,547,736
      Net Income(loss)              (540,611)       (1,949,592)      (1,853,817)      (2,378,717)
      Net Income (loss),
       per Common and Common
       Equivalent Share:         $     (0.08)      $     (0.25)     $     (0.23)     $     (0.26)


                          ALFIN, INC. AND SUBSIDIARIES


                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE FISCAL YEARS ENDED JULY 31
--------------------------------------------------------------------------------

                                                            ADDITIONS
                                                            ---------

                                      Balance at     Charged to      Charged                       Balance at
                                      Beginning      Costs and       to Other      Deductions      End of
       Description                    of Period      Expenses        Accounts        (1)           Period


1995   Allowance for Doubtful
       Accounts Receivable,
       Chargebacks and Sales
       Returns                        $1,833,123     $3,525,344      $   -         $4,317,610      $1,040,857

1994   Allowance for Doubtful
       Accounts Receivable,
       chargebacks,
       and Sales Returns              $2,342,426     $4,531,355      $   -         $5,040,658      $1,833,123

1993   Allowance for Doubtful
       Accounts Receivable,
       Chargebacks and Sales
       Returns                        $2,540,088     $2,805,249      $   -         $3,002,911      $2,342,426


(1) Charges to the accounts are for the purposes for which the reserves were created.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1995                   ALFIN, INC.

                                           By: /s/ Jean Farat
                                               ---------------------
                                                   Jean Farat
                                               Chairman of the Board

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean Farat his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully due or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on November 13, 1995 on behalf of the Registrant and in the capacities indicated.


         Signature                              Title


         /s/  Jean Farat                        Chairman of the Board
         --------------------
              Jean Farat


         /s/  Michael D.Ficke                   Vice President
         --------------------                   Chief Financial Officer
              Michael D.Ficke

         /s/  Jacques Desjardins                Director
         -----------------------
              Jacques Desjardins



         /s/  Elisabeth Fayer                   Director
         -----------------------
              Elisabeth Fayer



         /s/  Steven Korda                      Director
         -----------------------
              Steven Korda


         /s/  Suzanne Langlois                  Director
         -----------------------
              Suzanne Langlois

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             EXHIBITS ON FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1993

                                  ALFIN, INC.

                                 EXHIBIT INDEX


Exhibit
  No.         Exhibit Title                                                                Page
===============================================================================================
   3.1        Certificate of Incorporation of the Company, as amended (5)(Exhibit 3.1)

   3.2 Certificate of Amendment to the Certificate of Incorporation of the Company, as amended, as filed with the New York State
              Departmentof State on September 11, 1991. (6)(Exhibit 3.2)

   3.3        By-laws of the Company, as amended. (6) (Exhibit 3.3)

   4.1        Form of specimen of the Company's Common Stock certificate.(4)
              (Exhibit 4.1)

  10.1        Stock Option Plan. (3) (Exhibit 10.1)

  10.2        New Jersey EDA Bond Financing Agreement, dated July 20,1983 and
              Note of Company thereunder. (1) (Exhibit 10.2)

  10.3        Lease Agreement, dated November 30, 1983, for 720 Fifth Avenue,
              New York, New York. (2) (Exhibit 10.3)

  10.4        Form of Stock Option Agreement under the Stock Option Plan. (3)
              (Exhibit 10.4)

  10.5 Alfin, Inc. (f/k/a/ Alfin Fragrances, Inc.) Stock Option Plan, as amended. (4) (Exhibit 10.5)

  10.6        Stock Purchase Agreement, dated April 5, 1990, among the Company,
              Adrien Arpel, Inc. and the Security holders of Adrien Arpel, Inc.
              (5) (Exhibit 10.6)

  10.7        Employment Agreement, dated as of April 4, 1990, between the
              Company and Adrienne Newman. (6) (Exhibit 10.7)

  10.8 Warrant Agreement, dated as of April 4, 1990, between the Company and Adrienne Newman. (6) (Exhibit 10.8)


                                      F-20


Exhibit
  No.       Exhibit Title                                                                Page
===============================================================================================
10.9        Revolving Credit and Term Loan Agreement, dated as of July 31, 1990, among the Company, Adrien Arpel, Inc. and Midlantic National Bank.
            (6) (Exhibit 10.9)

10.10       Departmental License Agreement, dated as of July 10, 1991, between
            Bullock's, Inc. and Adrien Arpel, Inc.(7) (Exhibit 10.10)

10.11       First Amendment, dated January 31, 1991, to Credit and Term Loan
            Agreement dated as of July 31, 1990, among the Company, Adrien
            Arpel, Inc. and Midlantic Bank. (7) (Exhibit 10.11)

10.12       Second Amendment, dated June 10, 1991, to Credit and Term Loan
            Agreement dated July 31, 1990, as amended, among the Company, Adrien
            Arpel, Inc. and Midlantic National Bank. (7) (Exhibit 10.12)

10.13       Form of Executive Incentive Compensation Plan Agreement, dated as of
            September 1991, between the Company and Adrienne Newman. (7)
            (Exhibit 10.13)

10.14       Amended and Restated Revolving Credit and Term Loan Agreement, dated
            June 30, 1992, between Midlantic National Bank and the Company and
            Adrien Arpel, Inc. (8) (Exhibit 10.14)

10.15 Continuing Letter of Credit Agreement, dated May 13,1993, between the Company, Adrien Arpel, Inc. and Credit Lyonnais Bank. (8)
            (Exhibit 10.15)

10.16       Amended and Restated Loan Agreement, dated June 24,1993, between the
            Company and Midlantic National Bank. (8) (Exhibit 10.16)

10.17       Third Amendment to Amended and Restated Revolving Credit and Term
            Loan Agreement, dated August 1994, between Midlantic National bank and the Company and Adrien Arpel, Inc. (9) (Exhibit 10.17)



Exhibit
  No.       Exhibit Title                                                                Page
=============================================================================================
10.18       Amendment No. 2, dated November 19, 1993, to Employment Agreement dated April 4, 1990, between the Company and Adrienne Newman. (9)
            (Exhibit 10.18)

10.19       Amendment No. 1 to the Continuing Letter of Credit Agreement, dated
            February 28, 1994, between the Company, Adrien Arpel, Inc. and
            Credit Lyonnais Bank. (9) (Exhibits 10.19)

10.20       Term Promissory Note dated February 1994, between Midlantic National
            Bank and the Company. (9) (Exhibit 10.20)

10.21       Second Amendment to Amended and Restated Revolving Credit and Term
            Loan Agreement, dated February 1994, between Midlantic National Bank and the Company and Adrien Arpel, Inc. (9) Exhibit 10.21)

10.22 Incentive Stock Option Agreement, dated November 22, 1993, between the Company and Mayer D. Moyal.(9) (Exhibit 10.22)

10.23       Warrant Agreement, dated November 19, 1993, between the Company and
            Adrienne Newman. (9) (Exhibit 10.23)

10.24       The 1993 Stock Option Plan of Alfin, Inc. (9) (Exhibit 10.24)

10.25       Termination agreement, dated July 7, 1995 between the Company and             1-4
            Mayer D. Moyal (filed herewith)

10.26       Agreement dated August 1, 1995 between the Company and CECE SA                5-8
            (filed herewith)

10.27       Fourth Amendment to Amended and Restated Revolving Credit on Term            9-15
            Loan Agreement dated July 31, 1995, between the Company and
            Midlantic National Bank (filed herewith)

                                      F-22


Exhibit
  No.       Exhibit Title                                                                Page
=============================================================================================
10.24       The 1993 Stock Option Plan of Alfin, Inc. (11)(Exhibits 10.24)

10.25       Termination agreement, dated July 7, 1995 between the Company and
            Mayer D. Moyal (Exhibits 10.25)

10.26       Agreement dated August 1, 1995 between the Company and CECE SA
            (Exhibits 10.26)

10.27       Fourth Amendment to Amended and Restated Revolving Credit on Term
            Loan Agreement dated July 31, 1995, between the Company and
            Midlantic National Bank (filed herewith)

 22 Subsidiaries of the Company -- Adrien Arpel, Inc., a Delaware corporation; Suisse Laboratories Ltd., a Delaware corporation.

(1) Incorporated by reference from the designated Exhibit to the Company's Registration Statement on Form S-1. (File No. 2-85600).

(2) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31,
            1984.  (File No. 0-11434).

(3) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31,
            1985.  (File No. 0-11434).

(4) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31,
            1989. (File No.0-11434).

(5) Incorporated by reference from the designated Exhibit to the Company's Current Report on Form 8-K, reporting an event on April 5,
            1990 (File No. 0-11434).



Exhibit
  No.       Exhibit Title                                                                Page
=============================================================================================
(6)         Incorporated by reference from the designated Exhibit to the
            Company's Annual Report on Form 10-K for the year ended July 31,
            1990 (File No. 0-11434).

(7) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31,
            1992. (File No. 0-11434)

(8) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31,
            1993. (File No. O-11434)

(9) Incorporated by reference from the designated Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31,
            1994. (File No. 0-11434)


(b)Reports on Form 8-K.


No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.