Form 10-K/A
period 1995-07-31
ALFIN INC
filed 1995-11-30
CIK 724989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(MARK ONE)

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/X/     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
/ /     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        FOR THE TRANSITION PERIOD FROM            TO
                                       ----------    ----------

                         Commission File Number:0-11434

                                   ALFIN, INC.
             (Exact name of Registrant as specified in its charter)

            NEW YORK                                      13-3032734
            --------                                      ----------
  (State or other Jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification Number)

720 Fifth Avenue, New York, New York                        10019
------------------------------------                        -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,including area code: (212) 333-7700

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                                Name of each exchange
-------------------                               -----------------------
Common Stock, $.01 par                             on which registered
value per share                                    -------------------
                                                  American Stock Exchange


The purpose of this Filing is to make the following amendments pursuant to Rule 12b-15.

Item 10.          Directors and Executive Officers of the Company
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners and Management
Item 13.          Certain Relationships and Related Transactions

(PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names of the directors of the Company as of November 30, 1995, all of whom are expected to be nominated for reelection at the next Annual Meeting of the Shareholders which will be scheduled for early 1996.

NAME                      AGE        DIRECTOR SINCE       POSITION IN COMPANY
----                      ---        --------------       -------------------
Jean Farat                44         June 1995            Chairman of the Board
                                                          and Chief Executive
                                                          Officer

Jacques Desjardins        62         November 1992        Director

Elisabeth Fayer           49         November 1992        Director

Steven Korda              55         November 1992        Director

Suzanne Langlois          42         November 1992        Director

JEAN FARAT, a French citizen, was elected as Chairman of the Board and Chief Executive Officer in June 1995. For the past three (3) years Mr. Farat has acted as Vice Chairman of a private investment Company in France. For more than five (5) years prior thereto, Mr. Farat was the Chief Executive Officer of Sopagri, S.A. a publicly traded French investment company.

JACQUES DESJARDINS, a Canadian citizen, was elected director of the Company in November 1992 and has for more than the past five (5) years been engaged in private practice as a general legal advisor (a notary and title attorney) in Montreal, Quebec, Canada.

ELISABETH FAYER, a Canadian citizen, was elected a director of the Company in November 1992 and for more than the past five (5) years through various privately owned holding corporations controlled by herself and her late husband, Erich Fayer, has owned and operated various commercial properties situated in Canada, as well as various perfume producing and distributing corporations in France, including the French designer, Pierre Balmain.

SUZANNE LANGLOIS, a Canadian citizen, was elected a director of the Company in November 1992 and has been legal counsel to Zanimob Distributions Inc., a privately owned Canadian holding corporation affiliated with Elisabeth Fayer and the late Erich Fayer from January 1981 to present.

STEVEN KORDA, a Canadian citizen, was elected a director of the Company in November 1992 and has for more than the past five (5) years been the principal of Korda & Associates, a law firm located in Montreal, Quebec, Canada, engaged in the general and commercial practice of law.

                               EXECUTIVE OFFICERS

Set forth below is certain information, as of November 30, 1995 regarding the executive officers of the Company:

NAME                    AGE          POSITION WITH                    EXECUTIVE OFFICER
----                    ---          -------------                    -----------------
                                     THE COMPANY                      SINCE
                                     -----------                      -----
Jean Farat              44           Chairman of the Board,
                                     Chief Executive Officer          June 1995


Adrienne Newman         53           Executive Vice President
                                     President and Chief
                                     Executive Officer of
                                     Adrien Arpel, Inc.               April 1990

Michael D. Ficke        40           Vice President, Chief
                                     Financial Officer,
                                     Secretary                        July 1989
=======================================================================================

Information with respect to Jean Farat is set forth under "Directors."

ADRIENNE NEWMAN joined the Company as an Executive Vice President in April 1990 and has served in this capacity since that time. Since April 1990, Ms. Newman has also served as President and Chief Executive Officer of the Company's
Adrien Arpel, Inc.  subsidiary.   For more than five years prior thereto, Ms.
Newman served as Chairman of the Board and Chief Executive Officer of Adrien Arpel Inc.

MICHAEL D. FICKE joined the Company in July 1989. Mr. Ficke served Alfin, Inc. as Corporate Controller until his promotion to Vice President and Chief Financial Officer in November, 1993. Mr. Ficke is a C.P.A. and prior to his joining the Company served as Assistant Controller of Chanel Inc., a manufacturer and distributor of fragrance and cosmetic products.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the fiscal years ended July 31, 1995, 1994 and 1993 respecting all compensation awarded to, earned by or paid to the two Chief Executive Officers in fiscal 1995 and all other executive officers of the Company who earned in excess of $100,000 for fiscal 1995 (the "Named Executive Officers") in all capacities in which such officers served. Two other officers of Adrien Arpel, Inc. are not included as named executive officers because they do not perform policy making functions for the Company.


                                   Annual Compensation                           Long Term Compensation
                                   ------------------------------------------    ---------------------------------------------------
Name and Principal Position        Year        Salary              Bonus         Other         Stock       Long Term       All Other
                                                                                 Annual        Option      Incentive        Compen-
                                                                                 Compen-       Awards      Plan Pay-        sation
                                                                                 sation                    Outs
Jean Farat,                        1995       $ 33,750          $    -0-            -0-(1)      -0-           -0-             -0-
  Chairman and Chief
  Executive Officer

Mayer D. Moyal,                    1995        222,131               -0-            -0-(1)      -0-           -0-             -0-
  Chairman and Chief               1994        116,900               -0-            -0-(1)     300,000        -0-             -0-
  Executive Officer (2)

Adrienne Newman                    1995        250,000           3,374,990(3)    65,000(4)      -0-           -0-             -0-
  President and Chief              1994        250,000             986,488(3)    65,000(4)   1,000,000        -0-             -0-
  Executive Officer                1993        250,000               -0-         65,000(4)      -0-           -0-             -0-
  of Adrien Arpel, Inc.

Michael D. Ficke                   1995         93,000               -0-            -0-(1)      -0-           -0-             -0-
  Vice President,                  1994         88,167               -0-            -0-(1)      -0-           -0-             -0-
  Chief Financial Officer,         1993         81,083               -0-            -0-(1)      -0-           -0-             -0-
  Secretary

(1) Excludes personal benefits which did not exceed the lesser of $50,000 or 10%, on an annual basis, of such other officers salary and bonus.
(2) Terminated as of June 19, 1995.
(3) Commissions paid based on 1/3 of the revenues net of direct expenses derived from television shopping sales of cosmetics.
(4) Represents a non-accountable expense allowance of $65,000.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

YEAR-END OPTION VALUES TABLE

      The following table sets forth information at July 31, 1995, respecting exercisable and non-exercisable options held by the Named Executive Officers. During fiscal 1995, none of the Named Executive Officers exercised options. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock option and the year-end price of the Common Stock.


                                                                                          VALUE OF UNEXERCISED
                                       NUMBER OF UNEXERCISED                              IN-THE MONEY OPTIONS
                                         OPTIONS HELD AT                                        HELD AT

                                          JULY 31, 1995                                    JULY 31, 1995 (3)
                                          -------------                                    -----------------

                                                           NOT                                                 NOT
NAME                             EXERCISABLE           EXERCISABLE               EXERCISABLE               EXERCISABLE
----                             -----------           -----------               -----------               -----------
Adrienne Newman (1)                100,000                 -0-                    $   -0-                   $   -0-
Adrienne Newman (2)                500,000               500,000                  $   -0-                   $   -0-

(1)  100,000 Warrants granted 4/4/90 @ 1.625
(2)  1,000,000 Warrants granted 11/19/93 @ $1.25
(3)  Based on a July 31, 1995 closing price of 1-1/4 or $1.25

EMPLOYMENT AGREEMENTS

Ms. Newman is employed pursuant to an employment agreement with the Company dated as of April 4, 1990 as amended November 18, 1991 and November 19, 1993. This agreement terminates on the earliest to occur of (i) April 4, 1998, (ii) the last day of any month in which Ms. Newman dies, (iii) the last day of the month in which the Company elects to terminate Ms. Newman's employment due to physical or mental disability, (iv) the termination by the Company of Ms. Newman's employment for "good cause" as defined, and (v) the termination of television marketing efforts after April 4, 1995. Pursuant to this agreement, Ms. Newman serves as Executive Vice President of the Company and President and Chief Executive Officer of the Company's Adrien Arpel, Inc. Subsidiary at an annual base salary of $250,000. Ms. Newman's employment agreement also provides for a non-accountable expense allowance of $65,000 per year. In addition, this agreement prohibits Ms. Newman, during its terms, from "engaging or being interested in," as defined, any business which operates leased beauty cosmetics departments or concessions in stores, or which acts as a direct vendor of or advisor with respect to cosmetics or facial services to any store which is a member of a retail group which the Company does business at the time Ms. Newman's employment terminates, or which is competitive with the business activities of a business which is using the "Adrien Arpel" name and trademark under license from Adrien Arpel, Inc. at the time Ms. Newman's employment with the

Company terminates. In September, 1991, the Company entered into an incentive compensation plan agreement with Ms. Newman pursuant to which she is paid an annual bonus based on 11% of the annual pre-tax profits (as defined in the agreement) of Adrien Arpel, Inc., for each fiscal year during her employment commencing with the fiscal year August 1, 1991 through July 31, 1992. No bonus compensation was earned for fiscal 1993, 1994 or 1995 since there were no pre-tax profits as calculated. Ms. Newman is entitled to receive 1/3 of the revenues from television sale of cosmetics after deducting direct expenses.
For fiscal 1995 she received $3,374,990 from such revenues.

Ms. Langlois has been providing consulting services to the Company at a rate of $9,600 per annum, commencing in December 1992. This was increased to $16,800 per annum effective November 1, 1994. These services consist of legal advice on contract matters as requested by the Company, are not full time and may be terminated by the Company at will. There is no written agreement between the Company and Ms. Langlois.

Ms. Fayer was retained to provide consulting services to the Company and Adrien Arpel, Inc. Commencing November 1, 1994 at an annual rate of $84,000. This was increased to $290,000 per annum effective May 1, 1995. Ms. Fayer will be responsible for assisting in the purchase of package components and premium items for the Company and Adrien Arpel, Inc. There is no written agreement between the Company and Ms. Fayer.

Mr. Farat has been providing financial services to the Company since June 1995 at a rate of $270,000 per annum, plus certain benefits which do not exceed 10% of his compensation.

Mr. Ficke is currently earning less than $100,000 per annum. There is no written employment agreement between the Company and Mr. Ficke.

COMPENSATION FOR SERVICE AS DIRECTOR

Each Director who was not also an officer or employee of the Company (Messrs. Desjardins and Korda for fiscal 1995) received $650 per meeting and $200 for telephonic participation. Directors who are officers or employees of the Company receive no additional compensation for attendance at Board of Directors or Committee meetings.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Board of Directors is responsible for matters pertaining to compensation of officers, including the named Executive Officers and key employees, as well as stock awards for all employees. The Board is advised on these matters by the Stock Option Committee. The following report is presented by the Board.

The Board of Directors executive compensation program is designed to attract, reward and retain executives who are important to the Company's long term viability and success and to provide compensation that is competitive with that of companies of comparable size and stature in the cosmetics and fragrance industries. These comparable companies are not included on the Dow Jones Cosmetics/Consumer Care Index, and generally have sales in the $20,000,000 to $50,000,000 range, are engaged in the fragrance and/or cosmetics industry and are primarily privately owned. The Board of Directors has access to compensation professionals, such as executive recruiters, in determining executive compensation.

With respect to all employees other than Adrienne Newman, the basic component of executive compensation was salary. Ms. Newman's compensation was continued at a base of $250,000 plus a non-accountable expense allowance of $65,000 in extending the term through 1998 of her employment agreement. In addition she was granted a 1/3 share of television sales of cosmetics after deducting direct expenses. The large compensation received by Ms. Newman and the extension of the employment contract, directly reflect her vital role in generating the substantial part of the Company's revenues.


                             THE BOARD OF DIRECTORS
                               Jacques Desjardins
                                   Jean Farat
                                Elisabeth Fayer
                                  Steven Korda
                                Suzanne Langlois


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Fayer and Mr. Farat participated on the Board of Directors in the making of compensation discussions although each abstained in the consideration of their respective compensation as a consultant and the Chief Executive Officer respectively.

FIVE-YEAR SHAREHOLDER RETURN COMPENSATION

The graph below compares the cumulative total return of the Company against the American Stock Exchange Composite Index and the Standard and Poors Cosmetics/Consumer Goods Index.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                 AMONG AMERICAN STOCK EXCHANGE COMPOSITE INDEX,
              STANDARD AND POORS/COSMETICS CONSUMER GOODS INDEX
                              AND ALFIN, INC. (1)

                                    JULY 31,


                                    1990       1991       1992       1993        1994      1995
                                    ----       ----       ----       ----        ----      ----
American Stock Exchange
Composite Index                     100        104        111        124         124       161

Standard & Poors\
Consumer Goods Index                100        148        188        193         242       284

Alfin, Inc.                         100         50         50         50          48        50


(1) Total return assumes reinvestment of dividends. The Company did not declare dividends in its Common Stock during the period set forth above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Following table sets forth certain information as of November 30, 1995, regarding, (i) the share ownership of the Company by each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock. (ii) the share ownership of the Company of each director, (iii) the shares ownership of the Company of all directors and executive officers of the Company as a group, (iv) the share ownership of the Named Executives.

                  Name and Address                         Amount of Common Stock                  Percent
                of Beneficial Owner                          Beneficially Owned                   of Class (1)
                -------------------                        ----------------------                 ------------
Elisabeth Fayer,
3143040 Canada Inc.,                                            7,188,935                             62.4
Fine Fragrances
 Distribution, Inc. ("FFD")
3420 rue Drummond

Jacques Desjardins                                                100,000                              0.8

Elisabeth Fayer                                                   100,000                              0.8

Steven Korda                                                      100,000                              0.8

Suzanne Langlois                                                  100,000                              0.8

Adrienne Newman                                                   600,000                              5.2

All Directors and Executive Officers
as a Group (6 Persons)                                          8,188,935                             71.0


(1) For purposes of computing these percentages, shares not outstanding but beneficially held through contract rights, stock options or warrants exercisable within 60 days from the date hereof are deemed outstanding with respect to such individuals. Based upon 11,519,311 shares of Common Stock outstanding on November 30, 1995.

(2) Consists of 7,188,935 shares of Common Stock which are owned of record by FFD a wholly-owned subsidiary of 3143040 Canada, Inc., of which Elisabeth Fayer is the sole owner. Elisabeth Fayer, through 3143040 Canada Inc. has investment and voting discretion with FFD with respect to all of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement.

The Company's Adrien Arpel, Inc. Subsidiary periodically retains Display Creations, Inc., a promotional display creator, to supply Adrien Arpel, Inc. with point of purchase displays. Mr. Ronald Newman, husband of Ms. Adrienne Newman, Executive Vice President of the Company and President and Chief Executive Officer of the Company's Adrien Arpel, Inc. subsidiary, is the sole owner of Display Creations, Inc. For the fiscal year 1995, Adrien Arpel, Inc. paid Display Creations, Inc. $0 for services rendered. Adrien Arpel, Inc. intends to retain Display Creations, Inc. from time to time throughout fiscal 1995 to supply point of purchase displays. It is anticipated that payments by Adrien Arpel, Inc. to Display Creations, Inc. during fiscal 1996 will exceed $60,000 in the aggregate.

The Company purchased inventory from vendors related to FFD. for the year ended July 31, 1995, the Company made inventory purchased from vendors related to FFD of $211,033.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ALFIN, INC.
                                        (Registrant)


Dated: November 30, 1995                /s/ Jean Farat
                                        -----------------------------------
                                        Jean Farat
                                        Chairman, Chief Executive Officer


Dated: November 30, 1995                /s/ Michael D. Ficke
                                        -----------------------------------
                                        Michael D. Ficke
                                        Secretary, Chief Financial Officer