Form 10-Q
period 1995-10-31
ALFIN INC
filed 1995-12-15
CIK 724989

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 ===========================================

                                   FORM 10-Q
(Mark One)


---
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 1995
                      ----------------

OR

---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---  OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               -------------    -----------------

Commission File Number 0-11434
                       -------

ALFIN, INC.

-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          New York                               13-3032734

---------------------------------      --------------------------
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)        Identification Number)

 720 Fifth Avenue, New York, N.Y.                   10019

-----------------------------------------------------------------
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (212) 333-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X        No
                                                 ----          ----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,519,311 shares of common stock, $.01 par value per share, at December 14, 1995.

                          ALFIN, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX



                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION
------   ---------------------

  Item 1.   Financial Statements


            Condensed Consolidated Balance Sheets -
            October 31, 1995 and July 31, 1995               2-3


            Condensed Consolidated Statements of              4
            Operations for the three months ended
            October 31, 1995 and 1994


            Condensed Consolidated Statements of              5
            Cash Flows for the three months ended
            October 31, 1995 and 1994


            Notes to Condensed Consolidated
            Financial Statements                             6-8


Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results              9-10
            of Operations




Exhibit 11  Schedule of Computation
            of Earnings per share                             11

Signatures                                                    12

                          ALFIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS





                ASSETS                                 October 31,          July 31,
                ------                                    1995                1995
                                                       -----------          --------
  CURRENT  ASSETS:
  Cash                                                 $   622,772          $   515,636
  Accounts receivable, net of allowances for
   doubtful accounts and chargebacks of
   $673,630 and $634,593 at October 31,
   and July 31,1995, respectively and sales
   allowances of $406,264 at October 31,
   and July 31, 1995                                     1,599,446            1,392,315

  Inventories                                            3,266,661            3,326,567
  Prepaid expenses and other current assets                   -                  29,288
                                                       -----------            ---------

  Total current assets                                   5,488,879            5,263,806
                                                       -----------            ---------

  PROPERTY AND EQUIPMENT                                 7,452,759            7,350,970
   Less-accumulated depreciation and
   amortization                                         (5,797,895)          (5,621,515)
                                                       -----------            ---------

   Property and equipment, net                           1,654,864            1,729,455
                                                       -----------            ---------

  OTHER ASSETS:
  License agreement and trademarks,
   net of accumulated amortization of
   $890,761 and $867,961 at October 31,
   and July 31, 1995, respectively                         843,608              866,408

  Goodwill, net of accumulated amortization
   of $413,837 and $394,131 at October 31,
   and July 31, 1995, respectively                       2,739,201            2,758,907

   Other                                                   137,694              137,694
                                                       -----------            ---------

   Total other assets                                    3,720,503            3,763,009

  Total assets                                         $10,864,246          $10,756,270
                                                       ===========           ==========



                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS





  LIABILITIES AND SHAREHOLDERS' EQUITY       October 31,         July 31,
  ------------------------------------           1995             1995
                                             ----------          --------
CURRENT LIABILITIES:

Current portion of mortgage, note
  and other loans payable                   $ 2,872,477      $ 2,828,019
Due to related parties                           34,826           34,826
Accounts payable                              2,708,947        3,106,090
Accrued expenses-other                        2,024,582        1,924,025
                                            -----------      -----------

  Total current liabilities                   7,640,832        7,892,960

NOTES PAYABLE                                   650,000          725,000
                                            -----------      -----------

  Total liabilities                           8,290,832        8,617,960
                                            -----------      -----------

REDEEMABLE PREFERRED STOCK                      750,000          750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
  17,000,000 shares authorized;
  11,519,311 shares issued and
  outstanding at October 31, 1995
  and July 31,1995, respectively:               115,193          115,193

Additional paid-in capital                   12,629,976       12,629,976

Accumulated deficit                         (10,921,755)     (11,356,859)
                                            -----------      -----------

  Total shareholders' equity                  1,823,414        1,388,310
                                            -----------      -----------
Total liabilities and share-
holders' equity                           $  10,864,246     $ 10,756,270
                                            ===========      ===========



                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended
                                                 October 31,       October 31.
                                                     1995              1994
                                                 -----------       -----------
Net sales                                     $   7,673,898        $  7,261,587

Cost of goods sold                                2,171,052           2,046,120
                                              -------------        ------------

Gross profit on sales                             5,502,846           5,215,467

Selling, general and
 administrative expenses                          4,928,482           5,062,250
                                              -------------        ------------

Operating profit                                    574,364             153,217

Other expense
 Interest expense                                   (83,638)           (103,016)
 Other                                              (15,622)                -
                                              -------------        ------------

Total other expense                                 (99,260)           (103,016)
                                              -------------        ------------
Income before provision for
Income Taxes                                        475,104              50,201

Provision for income taxes                           40,000                 -
                                              -------------        ------------
NET INCOME                                    $     435,104        $     50,201
                                              =============        ============
 Weighted average number of common
 and common equivalent shares                    11,788,396          11,406,851

 INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                             $        0.04        $       0.00
                                              =============        ============



                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Three Months Ended
                                                                October 31,
                                                             1995         1994
                                                             ----         ----
Cash Flows from Operating Activities:
------------------------------------
Net Income                                               $  435,104     $   50,201
                                                         ----------     ----------

Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation & Amortization                                218,886        270,932
 (Increase) Decrease Accounts Receivable                   (207,131)       964,811
 Decrease (Increase) Inventory                               59,906       (291,780)
 Decrease Prepaid Expenses & Other Assets                    29,288        162,658
 (Decrease) Accounts Payable & Accrued Expenses            (291,107)      (184,526)
                                                         ----------     ----------

Total Adjustments                                          (190,158)       922,095
                                                         ----------     ----------

Net Cash Provided by
 Operating Activities                                       244,946        972,296
                                                         ----------     ----------


Cash Flows from Investing Activities
------------------------------------
 Capital Expenditures                                      (101,789)       (80,428)
                                                         ----------     ----------

Cash Flows from Financing Activities
------------------------------------
Proceeds (Payment) of Lines of Credit, net                  188,979       (132,524)
Payment of Term Promissory Note                            (150,000)      (150,000)
Principal Payments of Mortgage Note                         (75,000)       (75,000)
Payment of Construction Note                                    -          (20,912)
                                                         ----------     ----------

Net Cash Used in Financing Activities                       (36,021)      (378,436)

Net Increase in Cash                                        107,136        513,432
Cash at Beginning of Period                                 515,636         10,444
                                                         ----------     ----------

Cash at End of Period                                    $  622,772     $  523,876
                                                         ==========     ==========

Cash Paid during the quarter ended
Interest                                                 $   92,934     $   98,442
Income Taxes                                                 13,147          6,966


                 The accompanying notes are an integral part of
                    these condensed consolidated statements

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1995
                                  (Unaudited)



(1)  Summary of significant accounting policies:

     In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at October 31,1995 and July 31, 1995, the results of its operations for the three months ended October 31, 1995 and 1994 and the cash flows for the three months ended October 31, 1995 and 1994. All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1995 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission in the Company's Form 10K.

     All significant intercompany transactions and accounts have been eliminated in consolidation. Interim period results are not necessarily indicative of the results of operations for a full year.

     These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended July 31, 1995, filed with the Securities and Exchange Commission.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and a television shopping network. Concentration of credit risk with respect to trade receivables is significant due to the dependence of certain customers in the Company's customer base. On October 31, 1995 a television shopping network accounted for 45% of sales and 41% of accounts receivable.

(2)  Inventory:

     Inventory at October 31, 1995 and July 31, 1995 was comprised of finished goods amounting to $1,044,948 and $1,424,009 respectively and raw materials and semi-finished goods of $2,221,713 and $1,902,558, respectively.

(3)  Other Assets:

     License agreements and trademarks are recorded at cost and are amortized over their estimated useful lives of 19 years. Goodwill is amortized using the straight line method over 40 years.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1995
                                  (Unaudited)



(4)  Debt:

     Term Loan:

     The Company presently has a $5.0 million, five-year term loan with Midlantic National Bank ("Midlantic") which bears interest at a rate of .5% above the bank's prime lending rate. The balance under the term loan was $250,000 and $850,000 at October 31, 1995 and 1994, respectively. At July 31, 1995 the balance under the term loan was $400,000.

     Term Promissory Note:

     At October 31, 1995, the Company had a Term promissory note due to Midlantic in the amount of $950,000. The term promissory note is collateralized by a distribution and administration facility and bears interest at a rate of 2% above Midlantic's prime lending rate. The balance under this term promissory note was $1,025,000 and $1,250,000 at July
     31, 1995 and October 31, 1994 respectively

     Lines of Credit:

     The Company also maintains a $700,000 secured line of credit with Midlantic which bears interest at 1.5% above the bank's prime lending rate. The Company is required to maintain a compensating balance equal to 5% of the line of credit. Borrowings under this line of credit were $188,979 and $508,709 at October 31, 1995 and October 31, 1994. At July 31, 1995 borrowings under this line of credit were $0.

     In addition, the Company maintains a revolving secured line of credit of up to $2,100,000 with Credit Lyonnais. The loan is secured by the domestic accounts receivable of Adrien Arpel, Inc. Borrowings under this line of credit were $2,100,000 at October 31, 1995 and 1994, respectively . At July 31, 1995 borrowings under this line of credit were $2,100,000.

     The Company's loan agreement with Midlantic contains financial covenants which require the Company to have a Consolidated Tangible Net Worth of not less than $1,000,000 and Consolidated Capital Expenditures not to exceed $400,000 for the fiscal year ending July 31, 1996. These financial covenants do not have to be met on a quarterly basis.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1995
                                  (Unaudited)


     Related Party Loans:

     At October 31, 1995 and July 31, 1995, the Company had advances from FFD in the amount of $34,826. These advances are due on demand and bear interest at a rate of 1.5% above the prime lending rate of Midlantic. At October 31, 1994 advances from FFD totaled $300,000.


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

(6)  Income Taxes

     The Company maintains approximately $8.5 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009; however, the annual use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. As such, the Company has reflected a tax provision of $40,000 in its condensed consolidated statement of operations for the quarter ended October 31, 1995 which primarily relates to the Federal alternative minimum tax and to state income taxes.

(7)  Commitments

     One officer of the Company has an employment agreement which provides for salary, fringe benefits and commission payments based upon 33% of the net profits attributable to television shopping sales.

     One officer of the Company has 975,000 warrants outstanding which expire in November 1998.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                OCTOBER 31, 1995




Results of Operations:


The Company recorded net income for the three months ended October 31, 1995 of $435,104 as compared to net income of $50,201 recorded for the three months ended October 31, 1994. Net income per common and common equivalent share was $0.04 for the three months ended October 31, 1995 as compared to $0.00 for the three months ended October 31, 1994.

Net sales for the three months ended October 31, 1995 increased 5.7% to $7,673,898 as compared to $7,261,587 for the same period of the prior fiscal year. Sales of cosmetic products increased 10.3% to $7,435,330 from $6,743,080, while sales of fragrance products decreased 54.0% to $238,568 from $518,507.

The cosmetic sales increase of $692,250 is primarily attributable to increased sales in Adrien Arpel's department store business of $811,714 when compared to the same period of the prior fiscal year. Sales of Adrien Arpel products to the Home Shopping Network decreased 3.3% or $119,464 from $3,565,038 to $3,445,574 for the first quarter of fiscal 1995 as compared to fiscal 1995.

The fragrance sales decrease of $279,939 is primarily attributable to the Company's decision to temporarily suspend its fragrance business. This decision was made during the latter part of fiscal 1995 due to limited working capital and the unprofitability of the fragrance business at the reported sales levels.

Cost of goods sold as a percentage of net sales was 28.3% for the quarter ended October 31, 1995 as compared to 28.2% for the quarter ended October 31, 1994.

Selling, general and administrative expenses decreased 2.6% or $133,768 to $4,928,482 for the quarter ended October 31, 1995 as compared to $5,062,250 for the quarter ended October 31, 1994. These reductions are related to advertising and payroll expenses.

Other expenses decreased 3.6% to $99,260 recorded during the quarter ended October 31, 1995 as compared to $103,016 for the quarter ended October
31, 1994. The slight decrease is attributable to decreased interest expenses related to the lower debt level.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                OCTOBER 31, 1995




Liquidity and Capital Resources


The Company had a working capital deficit of $2,151,953 at October 31, 1995, a decrease of $517,201 from a working capital deficit of $2,629,154 at July 31, 1995.

Total bank borrowings decreased $36,022 during the first quarter ended October 31, 1995 from $3,525,000 at July 31, 1995 to $3,488,979 at
October 31, 1995. The Company utilized an additional $188,979 of its line of credit with Midlantic National Bank, during the quarter, which had a balance of $0 at July 31, 1995 to fund working capital needs. Payments to Midlantic during the three months ended October 31, 1995 towards the Company's term promissory note and term loan totaled $225,000. During the three months ended October 31, 1995, the Company reduced trade accounts payable by $397,143 from $3,106,090 at July 31, 1995.

The Company is confident that improved profitability and the generation of positive cash flow which it has experienced over the last year will continue. Management feels that the Company's inventory and payable levels are under control and have stabilized at balances which are more in line with its current business trend. The Company has been operating without increased financing from its banks and continues to pay its scheduled bank payments of $75,000 per month. These payments combined with the current trend of profitability will stabilize the Company for future operations.

In addition, the Company is currently finalizing negotiations which could result in Arpel's products being marketed through the Home Shopping Network of Canada. Indications are that the Company's products could be appearing in this market during February 1996. The Company's relationship with the Home Shopping Network, in the United States, has been a significant factor in contributing to the current profitable results.

                                                                      EXHIBIT 11


                          ALFIN, INC. AND SUBSIDIARIES

                 SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE


                                                                   Three Months Ended
                                                                       October 31
                                                              1995                    1994
                                                              ----                    ----

Net Income                                             $        435,104        $        50,201
                                                       ----------------         ---------------

Weighted average number
of shares outstanding                                        11,519,311              11,402,904

Add:
   Common Stock
   Equivalents under 1983 option plan                             1,479                   3,947

   Common Stock
   Equivalents under 1993 option plan                           147,887                       -

   Common Stock
   Equivalents represented by Warrants                          119,719                       -


                                                       ----------------         ---------------
Weighted average number of
Shares used in earnings per share                            11,788,396              11,406,851

Earnings per share                                                $0.04                   $0.00

                          ALFIN, INC AND SUBSIDIARIES




SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ALFIN, INC.
                                           ----------------
                                             (Registrant)




                                           /s/ Jean Farat
                                           ---------------------
                                               Jean Farat
                                           Chairman of the Board





Dated: December 13,1995                    /s/ Michael D. Ficke
                                           ---------------------
                                               Michael D. Ficke
                                           Principal Financial &
                                           Accounting Officer

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.          Description
-------        -----------

 11            Schedule of Computation of Earnings per share

 27            Financial Data Schedule