Form 10-Q
period 1996-01-31
ALFIN INC
filed 1996-03-15
CIK 724989

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                     ======================================

                                   FORM 10-Q
(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JANUARY 31, 1996

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM_______________TO__________________

COMMISSION FILE NUMBER 0-11434

ALFIN, INC.

--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                                            13-3032734

-------------------------------------                 -------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

 720 FIFTH AVENUE, NEW YORK, N.Y.                                10019
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 333-7700

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X        NO
                                               -------       -------

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 11,612,926 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, AT MARCH 6,1996.

                          ALFIN, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX

                                                               PAGE
                                                               ----
PART I - FINANCIAL INFORMATION
------   ---------------------

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -
            January 31, 1996 and July 31, 1995                  2-3

            Condensed Consolidated Statements of
            Operations for the three months and six
            months ended January 31, 1996 and 1995               4

            Condensed Consolidated Statements of
            Cash Flows for the six months ended
            January 31, 1996 and 1995                            5

            Notes to Condensed Consolidated
            Financial Statements                                6-8



  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results                  9-10
            of Operations



Exhibit 11  Schedule of Computation
            of Earnings per share                                11

Signatures                                                       12

                          ALFIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS





                    ASSETS                            January 31,          July 31,
                                                         1996                1995
                                                    ------------        ------------
CURRENT  ASSETS:
Cash                                                $    773,419        $    515,636
Accounts receivable, net of allowances for
 doubtful accounts and chargebacks of
 $605,595 and $634,593 at January 31,1996
 and July 31,1995, respectively and sales
 allowances of $406,264 at January 31,1996
 and July 31, 1995                                     2,066,662           1,392,315

Inventories                                            2,651,957           3,326,567
Prepaid expenses and other current assets                   --                29,288
                                                    ------------        ------------
Total current assets                                   5,492,038           5,263,806
                                                    ------------        ------------
PROPERTY AND EQUIPMENT                                 7,533,956           7,350,970
 Less-accumulated depreciation and
 amortization                                         (5,863,585)         (5,621,515)
                                                    ------------        ------------
 Property and equipment, net                           1,670,371           1,729,455
                                                    ------------        ------------

OTHER ASSETS:
License agreement and trademarks,
 net of accumulated amortization of
 $913,561 and $867,961 at January 31,
 1996 and July 31, 1995, respectively                    820,808             866,408

Goodwill, net of accumulated amortization
 of $433,544 and $394,131 at January 31, 1995
 and July 31, 1995, respectively                       2,719,494           2,758,907
 Other                                                   167,694             137,694
                                                    ------------        ------------

 Total other assets                                    3,707,996           3,763,009
                                                    ------------        ------------
Total assets                                        $ 10,870,405        $ 10,756,270
                                                    ============        ============


                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




LIABILITIES AND SHAREHOLDERS' EQUITY      January 31,        July 31,
                                            1996                1995
                                        ------------        ------------
CURRENT LIABILITIES:

Current portion of mortgage, note
 and other loans payable                $  2,698,249        $  2,828,019
Due to related parties                        34,826              34,826
Accounts payable                           2,122,213           3,106,090
Accrued expenses-other                     2,125,252           1,924,025
                                        ------------        ------------

 Total current liabilities                 6,980,540           7,892,960

NOTES PAYABLE                                575,000             725,000
                                        ------------        ------------

  Total liabilities                        7,555,540           8,617,960
                                        ------------        ------------

REDEEMABLE PREFERRED STOCK                   750,000             750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
 17,000,000 shares authorized;
 11,612,926 $11,519,311 shares
 issued and outstanding at
 January 31, 1996 and July 31,1995,
 respectively:                               116,129             115,193

Additional paid-in capital                12,737,790          12,629,976

Accumulated deficit                      (10,289,054)        (11,356,859)
                                        ------------        ------------

  Total shareholders' equity               2,564,865           1,388,310
                                        ------------        ------------
Total liabilities and share-
holders' equity                         $ 10,870,405        $ 10,756,270
                                        ============        ============


                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                          ALFIN, INC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                             OPERATIONS (UNAUDITED)

                                      Three Months Ended                       Six Months Ended
                                         January 31,                              January 31,

                                   1996                1995                1996                1995
                               ------------        ------------        ------------        ------------

Net Sales                      $  9,110,445        $  8,771,169        $ 16,784,343        $ 16,032,756

Cost of goods sold                3,135,257           2,786,502           5,306,309           4,832,622
                               ------------        ------------        ------------        ------------

Gross profit on sales             5,975,188           5,984,667          11,478,034          11,200,134

Selling, general and
 administrative expenses          5,125,384           5,166,846          10,053,866          10,229,096
                               ------------        ------------        ------------        ------------

Operating Profit (Loss)             849,804             817,821           1,424,168             971,038

Other income (expense)
  Interest expense                  (77,854)           (116,333)           (161,492)           (219,349)
  Other                                (499)            (45,790)            (16,121)            (45,790)
                               ------------        ------------        ------------        ------------

Total other expense                 (78,353)           (162,123)           (177,613)           (265,139)

Income before provision
  for income taxes                  771,451             655,698           1,246,555             705,899

Provisions for
  Income Taxes                       30,000                   0              70,000                   0
                               ------------        ------------        ------------        ------------

NET Income                     $    741,451        $    655,698        $  1,176,555        $    705,899
                               ============        ============        ============        ============

Weighted average number
of common and common
 equivalent shares               11,631,454          11,402,904          11,714,610          11,402,904
                               ------------        ------------        ------------        ------------
Net Income (loss) per
common and common
equivalent shares              $      0 .06        $       0.06        $       0.10        $       0.06
                               ============        ============        ============        ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          ALFIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six Months Ended
                                                                   January 31,
                                                             1996               1995
                                                          -----------        -----------
Cash Flows from Operating Activities:
Net Income                                                 $ 1,176,555        $   705,899
                                                           -----------        -----------
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation & Amortization                                   327,083            525,549
 (Increase) Decrease Accounts Receivable                      (674,347)         1,461,194
 Decrease (Increase) Inventory                                 674,610           (284,315)
 (Increase) Decrease Prepaid Expenses & Other Assets              (712)            81,242
 (Decrease) Accounts Payable & Accrued Expenses               (782,650)        (1,198,381)
                                                           -----------        -----------
Total Adjustments                                             (456,016)           585,289
                                                           -----------        -----------
Net Cash Provided by
  Operating Activities                                         720,539          1,291,188
                                                           -----------        -----------
Cash Flows from Investing Activities
  Capital Expenditures                                        (182,986)          (152,333)
                                                           -----------        -----------
Cash Flows from Financing Activities

Proceeds (Payment) of Lines of Credit, net                     170,230           (316,490)
Payment of Term Promissory Note                               (150,000)          (150,000)
Principal Payments of Term Loan                               (300,000)          (300,000)
Payment of Construction Note                                      --              (54,411)
                                                           -----------        -----------
Net Cash Used in Financing Activities                         (279,770)          (820,901)

Net Increase in Cash                                           257,783            317,954
Cash at Beginning of Period                                    515,636             10,444
                                                           -----------        -----------
Cash at End of Period                                      $   773,419        $   328,398
                                                           ===========        ===========
Cash Paid during the six months ended
Interest                                                   $   168,930        $   196,074
Income Taxes                                                   109,362             12,581


                 The accompanying notes are an integral part of
                    these condensed consolidated statements

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1996
                                  (UNAUDITED)



(1) Summary of significant accounting policies:

    In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at January 31,1996 and July 31, 1995, the results of its operations for the three and six months ended January 31, 1996 and 1995 and the cash flows for the six months ended January 31, 1996 and 1995. All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1995 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission in the Company's Form 10K.

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

    Recently Issued Accounting Standards

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company has not concluded its evaluation of the effect, if any, the adoption of SFAS No. 121 will have on its financial position or results of operations.

    In November 1995, the Financial Accounting Standards Board ("FASB") issued FSAB Statement No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to remain with the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. These disclosure requirements are effective for years beginning after December 15, 1995.

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and a television shopping network. Concentration of credit risk with respect to trade receivables is significant due to the dependence of certain customers in the Company's customer base. At January 31, 1996, a television shopping network accounted for 49% of sales and 60% of accounts receivable.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1996
                                  (UNAUDITED)




(2) Inventory:

    Inventory at January 31, 1996 and July 31, 1995 was comprised of finished goods amounting to $967,085 and $1,424,009 respectively and raw materials and semi-finished goods of $1,684,872 and $1,902,558, respectively.

(3) Other Assets:

    License agreements and trademarks are recorded at cost and are amortized over their estimated useful lives of 19 years. Goodwill is amortized using the straight line method over 40 years.

    The Company has received an offer and is currently involved in negotiations for the sale of its rights to Robert Piquet. The book value of the Robert Piquet license agreement and inventory as reflected on the Company's Balance sheet of January 31, 1996 are $820,808 and $255,086, respectively. The Company believes that the ultimate sale of the license agreement and related inventory will not result in a loss and accordingly has not reserved against the carrying value of these assets.

(4) Debt:

     Term Loan:

    The Company presently has a $5.0 million, five-year term loan with Midlantic National Bank ("Midlantic") which bears interest at a rate of .5% above the bank's prime lending rate. The balance under the term loan was $100,000 and $700,000 at January 31, 1996 and 1995, respectively. At July 31, 1995 the balance under the term loan was $400,000.

    Term Promissory Note:

    At January 31, 1996, the Company had a Term promissory note due to Midlantic in the amount of $875,000. The term promissory note is collateralized by a distribution and administration facility and bears interest at rate of 2% above Midlantic's prime lend rate. The balance under this term promissory note was $1,025,000 and $1,175,000 at July 31, 1995 and January 31, 1995
    respectively

    Lines of Credit:

    The Company also maintains a $700,000 secured line of credit with Midlantic, expiring July 10, 1996, which bears interest at 1.5% above the bank's prime lending rate. The Company is required to maintain a compensating balance equal to 5% of the line of credit. In January 1996, the Company and Midlantic agreed to consolidate its outstanding balance of $164,750 due under its revolving line of credit with its term loan for a total amount due of $264,750. Payments will be made in five monthly installments of $50,000 each with the remaining $14,750 to be paid as the final installment. Total borrowings under this line of credit were $324,743 at January 31, 1995. At July 31, 1995 borrowings under this line of credit were $0.

    In January 1996, the Company amended its agreement with Credit Lyonnais to extend the expiration date of its line of credit to November 30, 1996. This loan agreement expired on October 15, 1995. Under the amended agreement the Company will pay four quarterly installments of $100,000 each with a final payment of $1,700,000 due on the expiration date. The loan is secured by the domestic accounts receivable of Adrien Arpel, Inc. Borrowings under this line of credit were $2,100,000 at January 31, 1996 and 1995, respectively . At July 31, 1995 borrowings under this line of credit were $2,100,000.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1996
                                  (UNAUDITED)




    The Company's loan agreement with Midlantic contains financial covenants which require the Company to have a Consolidated Tangible Net Worth of not less than $1,000,000 and Consolidated Capital Expenditures not to exceed $400,000 for the fiscal year ending July 31, 1996. These financial covenants do not have to be met on a quarterly basis.

    The Company is meeting with potential lenders and is pursuing a relationship under which it can consolidate its borrowings in order to take advantage of its consolidated asset base.

    Related Party Loans:

    At January 31, 1996 and July 31, 1995, the Company had advances from
    Fine Fragrances Distribution, Inc. ("FFD") in the amount of $34,826. These advances are due on demand and bear interest at a rate of 1.5% above the prime lending rate of Midlantic. At January 31, 1995 advances from FFD totaled $300,000. At January 31, 1996 FFD owned 63.% of the Company's Common Stock.


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

(6) Income Taxes

    The Company maintains approximately $8.5 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009; however, the annual use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. As such, the Company has reflected a tax provision of $70,000 in its condensed consolidated statement of operations for the six months ended January 31, 1996 which primarily relates to the Federal alternative minimum tax and to State income taxes.

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

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                JANUARY 31, 1996

RESULTS OF OPERATIONS:

SIX MONTHS ENDED JANUARY 31, 1996

The Company recorded net income for the six months ended January 31, 1996 of $1,176,555 as compared to net income of $705,899 recorded for the six months ended January 31, 1995. Net income per common and common equivalent share was $0.10 for the six months ended January 31, 1996 as compared to $0.06 for the six months ended January 31, 1995.

Net sales for the six months ended January 31, 1996 increased 4.7% to $16,784,343 as compared to $16,032,756 for the same period of the prior fiscal year. Sales of cosmetic products increased 7.7% to $16,540,282 from $15,364,701, while sales of fragrance products decreased 63.5% to $244,061 from $668,055.

The cosmetic sales increase of $1,175,581 is primarily attributable to an increase in Adrien Arpel's department store sales of $812,585, or 11.0% when compared to the same period of the prior fiscal year. The increased sales to department stores reflects heightened awareness for the Adrien Arpel products line due to the success and exposure the Company has experienced with The Home Shopping Network. Sales of Adrien Arpel products to The Home Shopping Network increased $362,996, or 4.5% for the six months ended January 31, 1996, when compared to the same period of the prior fiscal year. The Company shipped its first order to The Home Shopping Network of Canada during January, 1996 in the amount of $276,755.

The fragrance sales decrease of $423,994 is primarily attributable to the Company's decision to temporarily suspend its fragrances business. This decision was made during the latter part of fiscal 1995 due to limited working capital and the unprofitability of the fragrance business at the reported sales levels.

Cost of goods sold as a percentage of net sales was 31.6% as compared to 30.1% for the six months ended January 31, 1996. The cost of goods sold increase reflects higher production costs which have been passed along to the Company by its manufacturers. The Company is studying its product mix and costing to minimize the impact of these increases.

Selling, general and administration expenses decreased 1.7% or $175,230 to $10,053,866 for the six months ended January 31, 1996 as compared to $10,229,096 for the six months ended January 31, 1995. These reductions are related to advertising and payroll expenses.

Other expenses decreased 33.0%to $177,613 for the six months ended January 31, 1996 as compared to $265,139 for the six months ended January 31, 1995. The decrease is primarily related to decreased interest expenses related to lower debt levels.

THREE MONTHS ENDED JANUARY 31, 1996.

The Company recorded net income for the three months ended January 31, 1996 of $741,451 as compared to net income of $655,698 for the three months ended January 31, 1995, a 13.1% increase. Net income per common and common equivalent share was $0.06 for the three months ended January 31, 1996 and 1995 due to the impact of certain options and warrants which we considered common stock equivalents.

Net sales for the three months ended January 31, 1996 increased 3.9% to $9,110,445 from $8,771,169 recorded during the same quarter of the prior fiscal year. Sales of cosmetic products increased 5.6% to $9,104,952 from $8,621,621 while sales of fragrances products decreased 96.3% from $149,548 to $5,493. Increased sales during the three months ended January 31, 1996 are primarily related to shipments to The Home Shopping Network, which increased 10.7% or $482,461 over the same quarter of the prior year. The Company shipped its first order to The Home Shopping Network of Canada during January 1996 in the amount of $276,755.

Cost of goods sold as a percentage of net sales was 34.4% as compared to 31.8% for the quarters ended January 31, 1996 and 1995, respectively. This increase is due to product mix since a larger portion of the three month sales are attributable to Home Shopping sales or wholesale sales as opposed to retail sales. Additionally, as mentioned in the six month results, higher product costs have been passed along to the Company by its manufacturers.

Selling, general and administrative expenses decreased 0.8% or $41,462 to $5,125,384 from $5,166,846 for the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995.

Other expenses decreased 51.7% or $83,770 to $78,353 as compared to $162,123 during the quarter ended January 31, 1996 as compared to the quarter ended January 31, 1995. This decrease is primarily related to decreased interest expenses related to lower debt levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $1,488,502 at January 31, 1996, a decrease of $1,140,652 from a working capital deficit of $2,629,154 at July 31, 1995.

Total bank debt decreased $285,250 during the six months ended January 31, 1996 from $3,525,000 at July 31, 1995 to $3,239,750 at January 31, 1996. In
January, the Company and Midlantic agreed to consolidate the amounts due under the Company's revolving line of credit and term loan in the amounts of $164,750 and $100,000 respectively into one loan in the amount of $264,750. Payments will be made in five monthly installments of $50,000 each with the last payment of $14,750 scheduled to be made during July 1996.

In January, the Company amended is loan agreement with Credit Lyonnais to extend the expiration date until November 30, 1996. This loan agreement expired on October 15, 1995. Under the revised agreement with Credit Lyonnais the Company agreed to pay $100,000 on a quarterly basis with a final payment of $1,700,000 due on the expiration date.

The Company is meeting with potential lenders and is pursuing a relationship under which it can consolidate its borrowings in order to take advantage of its consolidated asset base to increase financing potential at more favorable interest rates and terms.

With the improved profitability and generation of positive cash flow experienced over the last fiscal year and current six months, the Company has been able to improve its inventory and accounts payable levels to balances which are more in line with its current business trends.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             ALFIN, INC.
                                             -----------------------------------
                                             (Registrant)





                                            /s/ Jean Farat
                                            ------------------------------------
                                                Jean Farat
                                             Chairman of the Board





Dated: March 14, 1996                        /s/ Michael D. Ficke
                                            ------------------------------------
                                                Michael D. Ficke
                                             Chief Financial Officer

                                EXHIBIT INDEX
                                -------------



         EXHIBIT
           NO.                         DESCRIPTION
         -------                       -----------

          Ex-11       Schedule of Computation of Earnings per share

          Ex-27       Financial Data Schedule