Form 10-Q
period 1996-04-30
ALFIN INC
filed 1996-06-13
CIK 724989

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                     =====================================

                                   FORM 10-Q
(MARK ONE)

/ /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ /      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 30, 1996
                      --------------

OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
/ /      OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM               TO
                              ---------------  ------------------

COMMISSION FILE NUMBER 0-11434
                       -------

                                  ALFIN, INC.

      -----------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW YORK                               13-3032734

- -------------------------------------    -------------------------
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

 720 FIFTH AVENUE, NEW YORK, N.Y.                   10019
- ------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 333-7700

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X        NO
                                               -------       --------

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 11,662,926 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, AT JUNE 10, 1996.

                        ALFIN, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX


                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION
- ------   ---------------------

    Item 1.         Financial Statements

                    Condensed Consolidated Balance Sheets -                  3-4
                    April 30, 1996 and July 31, 1995

                    Condensed Consolidated Statements of
                    Operations for the three months and
                    nine months ended April 30, 1996 and
                    1995.                                                     5

                    Condensed Consolidated Statements of
                    Cash Flows for the nine months ended
                    April 30, 1996 and 1995.                                  6
                    Notes to Condensed Consolidated Financial
                    Statements                                               7-9

    Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                              10-12

Exhibit 11          Schedule of Computation of Earnings per share            13

Part II -           OTHER INFORMATION
- -------             -----------------

    Item 4.         Submission of matters to a vote of
                    Security Holders                                         14

    Item 5.         Other information                                        14

Signatures                                                                   15

                          ALFIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   APRIL 30,                   JULY 31,
        ASSETS                                                       1996                       1995
        ------                                                ----------------              --------------
    CURRENT ASSETS:

    Cash                                                    $      2,467,045               $       515,636
    Accounts receivable, net of allowances
     for doubtful accounts and chargebacks
     of $858,436 and $634,593 at April
     30, 1996 and July 31, 1995, respectively
     and sales allowances of $356,264 and
     $406,264 at April 30, 1996 and July 31,
     1995, respectively                                            1,600,491                     1,392,315

    Inventories                                                    2,712,681                     3,326,567
    Prepaid expenses and other current assets                        288,001                        29,288
                                                            ----------------               ---------------

      Total current assets                                         7,068,218                     5,263,806
                                                            ----------------               ---------------

    PROPERTY AND EQUIPMENT                                         7,661,790                     7,350,970
     Less-accumulated depreciation &
     amortization                                                 (6,049,656)                   (5,621,515)
                                                            ----------------               ---------------

     Property & equipment, net                                     1,612,134                     1,729,455

    OTHER ASSETS:
    License agreement & trademarks,
      net of amortization of $867,961
      at July 31, 1995                                                     -                       866,408
    Goodwill, net of accumulated amorti-
      zation of $453,249 and $394,131 at
      April 30, 1996 and July 31, 1995,
      respectively                                                 2,699,788                     2,758,907
     Other                                                           569,695                       137,694
                                                            ----------------               ---------------
      Total other assets                                           3,269,483                     3,763,009
                                                            ----------------               ---------------
    Total assets                                            $     11,949,835               $    10,756,270
                                                            ================               ===============




                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                         ALFIN, INC AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  APRIL 30,                     JULY 31,
                                                                    1996                          1995
                                                              ----------------             ------------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

    CURRENT LIABILITIES:

      Current portion of mortgage, note
        and other loans payable                             $      2,233,499               $     2,828,019
      Accounts payable                                             2,909,057                     3,140,916
      Accrued expenses - other                                     2,206,577                     1,924,025
                                                            ----------------               ---------------

        Total current liabilities                                  7,349,133                     7,892,960

    NOTES PAYABLE                                                    500,000                       725,000
                                                            ----------------               ---------------

        Total liabilities                                          7,849,133                     8,617,960
                                                            ----------------               ---------------

    REDEEMABLE PREFERRED STOCK                                       750,000                       750,000

    SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value,
     17,000,000 shares authorized;
     11,612,926 and 11,519,311 shares
     issued and outstanding at April 30,
     1996 and July 31, 1995, respectively:                           116,129                       115,193
     Additional paid-in capital                                   12,737,790                    12,629,976
     Accumulated deficit                                          (9,503,217)                  (11,356,859)
                                                            ----------------               ---------------

      Total shareholders' equity                                   3,350,702                     1,388,310
                                                            ----------------               ---------------
  Total liabilities and share-
     holders' equity                                        $     11,949,835               $    10,756,270
                                                            ================               ===============




                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                          ALFIN, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                               APRIL 30,                                APRIL 30,

                                                    1996                  1995                 1996                  1995
                                                    ----                  ----                 ----                  ----
    Net Sales                                    $ 8,582,452          $  8,266,115        $  25,366,795       $    24,298,871

    Cost of goods sold                             2,869,558             2,036,318            8,175,867             6,868,940
                                                 -----------          ------------        -------------       ---------------

    Gross profit on sales                          5,712,894             6,229,797           17,190,928            17,429,931

    Selling, general and
     administrative expenses                       5,185,050             5,444,685           15,238,916            15,673,781
                                                 -----------          ------------        -------------       ---------------

    Operating Profit                                 527,844               785,112            1,952,012             1,756,150

    Other Income (expense)
     Interest expense                                (67,756)              (93,988)            (229,248)             (313,337)
     Other, net                                      385,748                (6,897)             369,627               (52,687)
                                                 -----------          ------------        -------------       ---------------

     Total other Income (Expense)                    317,992              (100,885)             140,379              (366,024)
                                                 -----------          ------------        -------------       ---------------
    Income before provision
     for income taxes                                845,836               684,227            2,092,391             1,390,126
    Provision for Income Taxes                        60,000                     -              130,000                     -
                                                 -----------          ------------        -------------       ---------------
    Net Income                                   $   785,836          $    684,227        $   1,962,391       $     1,390,126
                                                 ===========          ============        =============       ===============
    Weighted average number
     of common and common
     equivalent shares                            11,918,482            11,415,914           11,796,723            11,402,904
                                                 -----------          ------------        -------------       ---------------
    Net Income per
     common and common
     equivalent shares                           $      0.07          $       0.06        $        0.17       $          0.12
                                                 ===========          ============        =============       ===============



                  The accompanying notes are an integral part of these condensed consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED
                                                                                                APRIL 30,
                                                                                      1996                     1995
                                                                                      ----                     ----
    CASH FLOWS FROM OPERATING ACTIVITIES
    ------------------------------------
    Net Income                                                                 $    1,962,391              $    1,390,126
                                                                               --------------              --------------
    Adjustments to Reconcile Net Income
      to Net Cash Provided by (Used in)
      Operating Activities:
      Depreciation & Amortization                                                     548,061                     776,788
      Gain on Sale of Trademark                                                      (394,392)                        -
      (Increase) Decrease in Accounts Receivable                                     (208,176)                    339,231
      Decrease  (Increase) Inventory                                                  613,886                    (549,373)
      (Increase) Decrease in Prepaid Expenses & Other                                (690,714)                    118,720
      Increase in Accounts Payable & Accrued Expenses                                  50,693                      65,427
                                                                               --------------              --------------

      Total Adjustments                                                               (80,642)                    750,793
                                                                               --------------              --------------

    Net Cash Provided by Operating Activities                                       1,881,749                   2,140,919
                                                                               --------------              --------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
     Capital Expenditures                                                            (310,820)                   (225,575)
     Proceeds from sale of Trademark                                                1,200,000                           -
                                                                               --------------              --------------
     Net Cash Provided by (Used in)
     Investing Activities                                                             889,180                    (225,575)
                                                                               --------------              --------------

    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
     Payment of Line of Credit, net                                                  (194,520)                   (449,914)
     Payment of Related Party Loans                                                         -                    (100,000)
     Payment of Term Promissory Note                                                 (400,000)                   (450,000)
     Payment of Mortgage                                                             (225,000)                   (225,000)
                                                                               --------------              --------------
    Net Cash Used in
     Financing Activities                                                            (819,520)                 (1,224,914)
                                                                               --------------              --------------

    Net Increase in Cash                                                            1,951,409                     690,430

    Cash at Beginning of Year                                                         515,636                      10,444
                                                                               --------------              --------------

    Cash at End of Period                                                      $    2,467,045              $      700,874
                                                                               ==============              ==============








                  The accompanying notes are an integral part of these condensed consolidated statements.

                         ALFIN, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                APRIL 30, 1996
                                 (UNAUDITED)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at April 30, 1996 and July 31, 1995, the results of its operations for the three and nine months ended April 30, 1996 and 1995 and the cash flows for the nine months ended April 30, 1996 and 1995. All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1995 was taken from audited, consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10-K.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for the July 31, 1997 fiscal year, although earlier application is encouraged. The Company has not concluded its evaluation of the effect, if any, the adoption of SFAS No. 121 will have on its financial position or results of operations.

     In November 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to remain with the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. These disclosure requirements are effective for financial statements for the July 31, 1997 fiscal year.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and a television shopping network. Concentration of credit risk with respect to trade receivables is significant due to the dependence of certain customers in the Company's customer base. At April 30 , 1996, a television shopping network accounted for 47% of sales and 11% of accounts receivable. In addition, in connection with the sale of licensing rights (see Note 3), FF&C owes the Company $700,000 at April 30, 1996.

(2)  INVENTORY

     Inventory at April 30, 1996 and July 31, 1995 was comprised of finished goods amounting to $548,093 and $1,424,009 and raw materials and semi-finished goods of $2,164,588 and $1,902,558, respectively.

(3)  OTHER ASSETS

     During March 1996 the Company sold its exclusive worldwide manufacturing, distribution and licensing rights for FRACAS and BANDIT and other fragrances by Robert Piquet to Fashion Fragrances and Cosmetics Ltd.("FF&C") for $1.2 million. Under the agreement, the Company has received $500,000 with the remaining payments of $300,000 and $400,000 due to be paid on October 29, 1996 and July 29, 1997 respectively. The Company recorded a gain of $394,392 on the sale of this asset. Until the Company receives final payment under the purchase agreement FF&C will be a licensee of the rights to Robert Piquet. The Company is not entitled to any royalties under this licensing agreement.

     Goodwill is amortized using the straight line method over 40 years.

(4)  DEBT:

     TERM LOAN:

     During March 1996, the Company paid the remaining balance due under its $5.0 million, five year term loan with Midlantic National Bank ("Midlantic"). During January 1996, the Company and Midlantic agreed to consolidate its outstanding balance of $164,750 due under its revolving line of credit with its term loan for a total amount due of $264,750. This loan had aninterest rate of .5% above the bank's prime lending rate. Borrowings under these loan facilities were $795,730 and $400,000 at April 30, 1995 and July 31, 1995 respectively.

     TERM PROMISSORY NOTE:

     At April 30, 1996, the Company had a Term Promissory note due to Midlantic in the amount of $800,000. The Term Promissory note is collateralized by a distribution and administration facility and bears interest at rate of 2% above the bank's prime lending rate. The balance under this term promissory note was $1,025,000 and $1,100,000 at July 31, 1995 and April 30, 1995 respectively.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)



     LINES OF CREDIT:

     The Company maintains a $1.9 million secured line of credit with Credit Lyonnais which expires on November 29, 1996. The loan is secured by the domestic accounts receivable of Adrien Arpel, Inc. At April 30, 1996 eligible accounts receivable collateral was below the line of credit eligibility which required the Company to pay $4,500 toward this line of credit.The payment was made on May 10, 1996. The balance due under this line of credit was $2,100,000 at July 31, 1995 and April 30, 1996, respectively.

     RELATED PARTY LOANS:

     At April 30, 1996 and July 31, 1995, the Company had advances from Fine Fragrances Distribution Ltd. ("FF&D") in the amount of $34,826. These amounts are classified as accounts payable on the Company's balance sheet are due on demand and bear interest at a rate of 1.5% above the prime landing rate of Midlantic. At April 30,1995, advances from FFD totaled $200,000. At April 30, 1996 FFD owned 63.0% of the Company's Common Stock.

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


(6)  INCOME TAXES

     The Company maintains approximately $8.5 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009; however, the annual use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. As such the Company has reflected a tax provision of $130,000 in its condensed consolidated statement of operations for the nine months ended April 30, 1996 which primarily relates to Federal alternate minimum tax and to State income taxes.


(7)  COMMITMENTS

     One officer of the Company has an employment agreement which provides for salary and fringe benefits as well as commission payments based upon 33-1/3% of the net profits attributable to television shopping sales. This officer also has 875,000 warrants of which 625,000 warrants are fully vested. All warrants expire in November 1998.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     RESULTS OF OPERATIONS
       NINE MONTHS ENDED APRIL 30, 1996 AND 1995

     The Company recorded net income for the nine months ended April 30, 1996 of $1,962,391 as compared to net income of $1,390,126 for the nine months ended April 30, 1995. Net income per common and common equivalent share was $0.17 for the nine months ended April 30, 1996 as compared to $0.12 for the nine months ended April 30, 1995.

     Net sales for the nine months ended April 30, 1996 increased 4.4% to $25,366,795 as compared to $24,298,871 for the same period of the prior fiscal year. Sales of cosmetic products increased 7.0% to $25,070,203 from $23,421,932, while sales of fragrance products decreased 66.2% to $296,592 from $876,939.

     The cosmetic sales increase of $1,648,271 is attributable to an increase in Adrien Arpel's department store sales of $853,766, or 7.4% when compared to the same period of the prior fiscal year coupled with increased sales to The Home Shopping Network ("HSN") of $794,505 or 6.7% when compared to the prior fiscal year. The increase in department store sales reflects increased awareness of the Adrien Arpel product line due to the success and exposure the Company has experienced with HSN. During the nine months ended April 30, 1996, the Company shipped $659,937 to HSN of Canada.

     The fragrance sale decrease of $580,347 is primarily attributable to the Company's decision to temporarily suspend its fragrance business. This decision was made during the latter part of fiscal 1995 due to limited working capital and the unprofitability of the fragrance business at the reported sales levels.

     Cost of goods sold as a percentage of net sales was 32.2% for the nine months ended April 30, 1996, as compared to 28.3% for the nine months ended April 30, 1995. The cost of goods sold increase reflects higher production costs which have been passed along to the Company by its manufacturers. The Company implemented a small price increase which became effective with customer orders shipped after February 1, 1996. This price increase should help in reducing cost of goods sold as a percentage of net sales. The Company is studying its product costs in an effort to further reduce cost of goods sold.

     Selling general and administration expenses decreased 2.8% or $434,865 to $15,238,916 for the nine months ended April 30, 1996 as compared to $15,673,781 for the nine months ended April 30, 1995. These expense decreases are primarily attributable to decreased advertising and promotional expenses related to the Company's suspension of its fragrance business.

     The Company recorded a gain of $394,392 related to the sale of its licensing and distribution rights to Robert Piquet during the nine months ended April 30, 1996. During March 1996, the Company sold these rights to Fashion Fragrances and Cosmetics Ltd. ("FF&C") for $1.2 million. Interest expenses decreased 26.8% to $229,248 for the nine months ended April 30, 1996 as compared to $313,337 for the nine months ended April 30, 1995. This decrease is primarily related to the lower debt levels.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  (Continued)




     THREE MONTHS ENDED APRIL 30, 1996 AND 1995:

     The Company recorded net income for the three months ended April 30, 1996 of $785,836 as compared to net income of $684,227 for the three months ended April 30, 1995. Net income per common and common equivalent share was $0.07 for the three months ended April 30, 1996 as compared to $0.06 for the three months ended April 30, 1995.

     Net Sales for the three months ended April 30, 1996 increased 3.8% to $8,582,452 from $8,266,115 recorded during the same quarter of the prior fiscal year. Sales of cosmetic products increased 5.9% to $8,529,921 from $8,057,231 while sales of fragrance products decreased 74.9% from $208,884 to $52,531. Increased sales during the three months ended April 30, 1996 are primarily related to shipments to the Home Shopping Network, which increased 11.2% over the same quarter of the prior year. Included in the shipments to the Home Shopping Network for the three months ended April 30, 1996 were $383,182 of sales to the Home Shopping Network of Canada.

     Cost of goods sold as a percentage of net sales was 33.4% as compared to 24.6% for the three months ended April 30, 1996 and 1995 respectively.

     Selling, general and administrative expenses decreased 4.8% from $5,444,685 to $5,185,050 for the three months ended April 30, 1996 as compared to the three months ended April 30, 1995. These expense decreases are primarily attributable to decreased advertising and promotional expenses related to the Company's suspension of its fragrance business.

     The Company recorded a gain of $394,392 related to the sales of its licensing and distribution rights to Robert Piquet during the three months ended April 30, 1996. Interest expenses decreased 27.9% or $26,232 from $93,988 recorded for the three months ended April 30, 1995 to $67,756 for the three months ended April 30, 1996. This decrease is primarily related to lower debt levels.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  (Continued)




     LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working Capital deficit of $280,915 at April 30, 1996, a $2,348,239 increase from a working Capital deficit of $2,629,154 at July 31, 1995.

     Total bank debt decreased $825,000 during the nine months ended April 30, 1996 from $3,525,000 at July 31, 1995 to $2,700,000 at April 30, 1996. The
     Company is finalizing its negotiations with various lenders and management expects to reach an agreement to secure additional financing by the end of the current fiscal year. Additional financing and the proceeds from the sale of its licensing rights will provide working capital which the Company expects to use to expand and further improve its current operations.

     The Company has achieved inventory and accounts payable levels which are more in line with its current business trends. Additional financing should put the Company in a position to negotiate better prices for items currently purchased domestically but manufactured overseas. These purchases often require letters of credit and longer manufacturing lead times and the current working capital trend coupled with additional financing will place the Company in a position to obtain these direct prices, and lower costs of goods sold without sacrificing product quality.

                                   EXHIBIT 11


                          ALFIN, INC. AND SUBSIDIARIES

                 SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE


                                                               Three Months Ended                     Nine Months Ended
                                                                    April 30,                              April 30,
                                                       1996                  1995               1996               1995
                                                       ----                  ----               ----               ----
   Net Income                                    $      785,836         $     684,227      $   1,962,391      $   1,390,126
                                                 --------------         -------------      -------------      -------------
   Weighted average number
   of shares outstanding                             11,519,311            11,402,904         11,519,311         11,402,904

   Add:
      Common Stock
      Equivalents under 1983 option plan                  1,933                     -              1,552                  -

      Common Stock
      Equivalents under 1993 option plan                193,250                13,010            155,170                  -

      Common Stock
      Equivalents represented by Warrants               203,988                     -            120,690                  -
                                                 --------------         -------------      -------------      -------------

   Weighted average number of
   Shares used in earnings per share                 11,918,482            11,415,914         11,796,723         11,402,904

   Earnings per share                            $         0.07         $        0.06      $        0.17      $        0.12
                                                 ==============         =============      =============      =============

                          ALFIN, INC. AND SUBSIDIARIES





PART II - OTHER INFORMATION



   ITEM 4.  Submission of matters to a vote of Security holders:

   On March 28, 1996 The Company held its 1995 Annual Meeting of Shareholders ("the Meeting"). At the meeting shareholders elected Jacques Desjardins, Jean Farat, Elisabeth Fayer, Steven Korda and Suzanne Langlois as directors of the Company until the next annual meeting of shareholders. In addition, at the meeting shareholders approved the appointment of Arthur Andersen LLP as independent auditors of the Company for fiscal 1996.


ITEM 5. Other Information

                                      None

SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                                            ALFIN, INC.
                                              ----------------------------
                                              (REGISTRANT)

                                              /S/ JEAN FARAT
                                              ----------------------------
                                              CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

                                              /S/ MICHAEL D. FICKE
                                              ---------------------------
                                              MICHAEL D. FICKE
                                              CHIEF FINANCIAL OFFICER
DATED:  June 13, 1996

                                EXHIBIT INDEX
                                -------------



           Exhibit                             Description
           -------                             -----------

             27                           Financial Data Schedule