Form 10-K405
period 1996-07-31
ALFIN INC
filed 1996-11-13
CIK 724989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

---         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 X             SECURITIES EXCHANGE ACTO OF 1934 (FEE REQUIRED)
---                  FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                       OR

---       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
---        FOR THE TRANSITION PERIOD FROM         TO

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

Registrant's telephone number, including area code: (212) 333-7700

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
-------------------                             ---------------------
Common Stock, $.01 par                          American Stock Exchange
value per share

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


Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on October 23, 1996, was $8,668,357. As of October 24, 1996, the Registrant had 11,662,926 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

Alfin, Inc., a New York corporation (the "Company"), is engaged through its wholly owned subsidiary, ADRIEN ARPEL, INC. ("ARPEL"), in distributing cosmetics and other beauty products and providing facial and other beauty services. Products and services are sold through television marketing on the Home Shopping Network ("HSN"), in department stores and in specialty stores throughout the United States and Canada.


PRODUCTS AND MAJOR DISTRIBUTION AGREEMENTS

CURRENT PRODUCTS

The Company develops, distributes and sells skin care and cosmetics products under the trademark "ADRIEN ARPEL". ARPEL acts as an operator of service-oriented skin care salons in department and specialty stores. Since April 1994, ARPEL has also been distributing its products through television marketing with HSN.

ARPEL'S product line consists of a line of high quality natural based skin care products and a line of cosmetics products. Arpel products are positioned in the better segment of the market and are competitively priced with other comparable brands. In fiscal 1996, approximately 51.9% of ARPEL'S net sales were made to HSN and approximately 48.1% were made to department stores. Net sales of ARPEL products represented 99% and 96% of the Company's consolidated net sales for the fiscal years ended July 31, 1996 and 1995, respectively.

DISCONTINUED PRODUCTS

The Company was originally engaged in the manufacturing, importation, distribution, marketing and merchandising of fine imported fragrance products. Beginning in 1993, the Company significantly reduced its distribution of fragrance products. During July 1995, the Company ceased distribution of fragrance products, due to the unprofitability of this business.

During March 1996 the Company sold its exclusive worldwide manufacturing, distribution and licensing rights for FRACAS and BANDIT and other fragrances by Robert Piquet to Fashion Fragrances and Cosmetics Ltd. ("FF&C") for $1.2 million. Under this purchase agreement, the Company has received $500,000 with the remaining payments of $300,000 and $400,000 due to be paid in December 1996 and July 1997 respectively. The Company recorded a gain of $394,392 on the sale of this asset. Until the Company receives final payment under the purchase agreement FF&C will be a licensee of the rights to Robert Piquet. The Company is not entitled to any royalties under this licensing agreement.

SALES AND MARKETING

Net sales of ARPEL products represented 99% and 96% of consolidated net sales for the fiscal years ended July 31, 1996 and 1995, respectively.

The Company's major domestic accounts include Burdines, Dayton/Hudson, Dillards, Federated Department Stores, Foley's, Hechts, HSN, Kaufmanns, and Mercantile. ARPEL also sells directly to the Canadian department store, the Bay. Sales to department stores accounted for approximately 48.1% of sales for fiscal 1996. The arrangement with HSN represented approximately 51.9% of sales for fiscal 1996. No other single domestic account, foreign distributor or independent sales agent accounted for sales in an aggregate amount equal to 10% or more of the Company's consolidated net sales.

As is common in the fragrance and cosmetic industry, the Company provides its domestic customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was approximately 6.1%, 3.0% and 4.0% for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.

Sales to foreign accounts, expressed as a percentage of net sales, were 6.4%, 3.0% and 5.0% for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT

The Company did not spend a material amount on research and development during the fiscal years ended July 31, 1996, 1995 and 1994.

ADVERTISING

The Company advertises through cooperative advertising programs, and catalogs. Advertising costs as a percentage of consolidated retail store sales for the fiscal years ended July 31, 1996, 1995 and 1994 were 9.7%, 9.4%, and 10.3%, respectively. The Company also promotes its products through the use of promotional materials and in-store displays.

MANUFACTURING

The Company does not maintain any manufacturing facilities. It subcontracts to manufacture its products, in accordance with the Company's specifications and formulas. (Note: See Trademark and Regulations paragraph). The Company believes that other manufacturing subcontractors are available if alternative production sources need to be obtained. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business and to any Federal, state or local laws and regulations designated to protect the environment.

TRADEMARKS AND REGULATIONS

The Company owns the relevant Trademarks of the products which are distributed by the Company. The ADRIEN ARPEL and ARPEL names are registered as trademarks in the United States and a number of foreign countries.

The Food and Drug Administration ("FDA") monitors certain aspects of the cosmetic industry, particularly those that relate to advertising claims and purported benefits with respect to cosmetic products and the physical composition of cosmetics. The Company has not been notified by the FDA, nor, to its knowledge, have any of its manufacturers been notified by the FDA, that any of the products that the Company distributes are presently the subject of any FDA investigation or that any claims or complaints have been made or are threatened against the products the Company distributes. Notwithstanding the foregoing, the Company does not believe that any FDA approvals or consents are required with respect to any of the products the company distributes.

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

PRODUCT LIABILITY

The Company believes that the manufacturers of its products carry product liability insurance in an amount sufficient to cover any foreseeable product liability claim and that the Company is protected thereunder. In addition, the Company maintains product liability coverage in an amount which it believes is adequate to cover any exposure it may have with respect to its products. The Company has never been the subject of any material product liability litigation.

COMPETITION

The market for cosmetics is volatile, competitive and sensitive to changing consumer preferences and demands. There are products which are better known than the products distributed by the Company and there are many companies which are substantially larger, more diversified and which have substantially greater resources than the Company and which have the ability to develop and market products which are similar to and competitive with those distributed by the Company.

GENERAL ECONOMIC CONDITIONS

Retail cosmetic purchases are discretionary and are frequently made by customers using consumer credit. The Company believes that a decline in consumer credit purchases could adversely affect the business and financial condition of department stores and television marketing, and therefore, the Company.

EMPLOYEES

As of July 31, 1996, the Company had 109 employees. Of these, 70 were engaged in sales and marketing activities, 30 in administrative functions and 9 in distribution activities.

RECENT EVENTS

On October 23, 1996, Jean Farat, the Company's Chairman and Chief Executive Officer, resigned from the Company. Mrs. Elisabeth Fayer, a Director and major shareholder, was elected President of the Company by the Board of Directors prior to the resignation. Since the resignation, Mrs. Fayer also serves as Chief Executive Officer.

On October 28, 1996 the Company received notice from Adrienne Newman terminating her Employment Agreement based on an alleged breach of the Employment Agreement by the Company. Ms. Newman serves as the President of Adrien Arpel, Inc. and has been the selling host under the name of Adrien Arpel, in its sales program on the Home Shopping Network, Inc. ("HSN").

The Company believes that it has fully complied with all terms of the employment Agreement and that the termination by Ms. Newman is itself a breach of the Employment Agreement. The Company intends to fully enforce all of its rights under the Employment Agreement.

On November 8, 1996 the Company and Adriene Newman reached an agreement whereby Ms. Newman will appear as the selling host for ARPEL, the core unit of the Company, on HSN shows scheduled for November 14-18, 1996, December 12-16, 1996 and January 23-27, 1997 (the "HSN Selling Period"). During the HSN Selling Period, Ms. Newman will be acting as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action, if any, against the other in connection with their dispute over Ms. Newman's termination as an employee of the Company until after the HSN Selling Period.

ITEM 2. PROPERTIES

The Company maintains its corporate headquarters in New York City and occupies approximately 7,400 rentable square feet under a lease expiring November 30, 2001. The lease provides for annual payments of approximately $233,000.

The Company owns and occupies a 33,000 square foot distribution and administration center in Norwood, New Jersey which is subject to a mortgage with a principal amount of $725,000 at July 31, 1996. This mortgage is payable at the rate of $25,000 per month.

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


   Quarter Ended                      High                 Low
   -------------                      ----                 ---

July 31, 1994                         2-1/6                1-1/8
October 31, 1994                     1-7/16                  3/4
January 31, 1995                      1-1/4                11/16
April 30, 1995                        1-1/4                  5/8
July 31, 1995                         2-1/8                11/16
October 31, 1995                      1-3/4               1-1/16
January 31, 1996                     1-9/16                15/16
April 30, 1996                        2-1/8                1-1/8
July 31, 1996                        3-1/16                1-1/4




The number of shareholders of record of the Common Stock on October 23, 1996 was 4,900. The Company believes that there is a significant number of beneficial owners of its Common Stock whose shares are held in "Street Name".

The Company has paid no cash dividends with respect to its Common Stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA


The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

(000's omitted, except                  Fiscal Years Ended July 31
per share amounts)               1996           1995            1994            1993             1992
--------------------------------------------------------------------------------------------------------
0perating Data:
Net Sales                       $34,733       $ 32,151        $ 29,358        $ 34,764        $ 40,576

Gross Profit                     23,353         22,859          21,707          21,729          27,759

Operating income (loss)           2,820          1,960            (924)         (7,555)         (1,806)

Other income (expense)               54           (460)           (503)            832          (1,010)


Income (loss) before
 provision (benefit) for
 income taxes                     2,874          1,500          (1,427)         (6,723)         (2,816)

Net income (loss)               $ 2,693       $  1,365        $ (1,427)       $ (6,723)       $ (2,816)
                                -------       --------        --------        --------        --------
Net income (loss) per
 Common equivalent share:       $  0.22       $   0.12        $  (0.14)       $  (0.85)       $  (0.42)
                                =======       ========        ========        ========        ========


Balance Sheet Data:

  Working Capital               $   988       $ (2,629)       $ (5,905)       $ (6,835)       $ (4,531)

        Total assets             11,228         10,756          12,362          14,615          20,363

  Short-term debt                 1,938          2,863           5,421           7,641          10,367

  Long-term debt                    425            725             149             149             149

  Shareholders' equity          $ 4,131       $  1,388        $     24        $    151        $  3,374
                                =======       ========        ========        ========        ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of operations -

The following table sets forth items in the Statements of Operations as a percent of net sales:

                                     Relationship to Net Sales
                                 for the Fiscal Years Ended July 31,
                                   1996         1995         1994
                                 -----------------------------------
Net sales                         100.0%       100.0%        100.0%

Cost of goods sold                 32.8         28.9          26.1

Selling, general and
 administrative expenses           59.1         65.0          77.1

Operating Income (loss)             8.1          6.1          (3.2)


Other (expense) income, net         0.2         (1.4)         (1.7)
Net Income (loss) before
 provision for income tax           8.3          4.7          (4.9)
                                  -----        -----         -----
Net income (loss)                   7.8%         4.2%         (4.9%)
                                  =====        =====         =====



FISCAL YEARS ENDED JULY 31, 1996 AND 1995

The Company recorded net income of $2,692,692 for the fiscal year ended July 31, 1996 as compared to $1,364,646 for the fiscal year ended July 31, 1995.

Net sales for the fiscal year ended July 31, 1996 increased to $34,733,375 from $32,151,204 recorded in the prior fiscal year, an increase of $2,582,171 or 8.0%. Sales of cosmetic products increased to $34,428,701 from $31,073,515 as compared to the prior year, a 10.8% increase. Sales of fragrance products decreased to $304,674 from $1,077,689, as compared to the prior fiscal year, a 71.7% decrease. The Company decided to suspend its fragrance business during the latter part of fiscal 1995. The fiscal 1996 fragrance sales were related to the sale of the Company's remaining inventory of fragrance products.

The cosmetic sales increase of $3,355,186 is primarily attributable to the Company's continued success of selling cosmetic products through HSN. Sales to HSN increased to $17,858,631 from $15,667,416 recorded in the prior fiscal year, an increase of $2,191,215 or 14.0%. The Company commenced selling products through HSN of Canada during January 1996 with $933,261 of sales to HSN of Canada being recorded during the fiscal year ended July 31, 1996. Sales of cosmetic products through department stores increased to $16,570,070 from $15,406,099 recorded in the prior fiscal year an increase of $1,163,971 or 7.6%.

Cost of goods sold as a percentage of net sales was 32.8% for the fiscal year ended July 31, 1996, as compared to 28.9% for the fiscal year ended July 31, 1995. Cost of goods sold for cosmetic products was 32.1% for the fiscal year ended July 31, 1996, as compared to 28.5% for the fiscal year ended July 31, 1995. The increase in the cosmetic cost of goods sold percentage is primarily related to sales of cosmetic products to HSN.

Selling, general and administrative expenses decreased to $20,532,894 for the fiscal year ended July 31, 1996 from $20,898,893 for the fiscal year ended July 31, 1995, a 1.8% decrease. The decrease is primarily attributable to decreases in advertising and promotional expenses related to the Company's decision to cease its fragrance business.

Interest expenses decreased to $313,100 for the fiscal year ended July 31, 1996, from $439,743 recorded during the prior fiscal year ended July 31, 1995, a 28.8% decrease. This decrease is primarily attributable to lower debt levels. The Company recorded a gain of $394,392 related to the sale of its licensing and distribution rights to Robert Piquet during March 1996.

Net income per common and common equivalent share for the fiscal year ended July 31, 1996 was $0.22 as compared to $0.12 for the fiscal year ended July 31, 1995.

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1996 is approximately $4,300,000. The Company has $707,000 of the NOL carry forward available for use for the tax year ending July 31, 1997.


FISCAL YEARS ENDED JULY 31, 1995 AND 1994

The Company recorded net income of $1,364,646 for the fiscal year ended July 31, 1995 as compared to a net loss of ($1,427,148) for the fiscal year ended July 31, 1994. This marked the first year since fiscal 1989 that the Company has recorded profits.

Net sales for the fiscal year ended July 31, 1995 increased to $32,151,204 from $29,357,922 recorded in the prior fiscal year, an increase of $2,793,282 or 9.5%. Sales of cosmetic products increased to $31,073,515, from $24,771,150 or 24.5%, while sales of fragrance products decreased to $1,077,689 from $4,586,772 or 76.5%, as compared to the prior fiscal year.

The cosmetic sales increase of $6,302,365 was primarily attributable to the success of selling cosmetic products through HSN. Sales to HSN amounted to $15,667,416 for the fiscal year ended July 31, 1995. The Company commenced marketing products through HSN during April 1994 with sales of $4,574,262 for the final four months of the fiscal year ended July 31, 1994. Net sales of cosmetic products through department stores decreased by $773,089 primarily due to a net decrease of 38 unprofitable locations through which ARPEL products were sold.

The fragrance sales decrease of $3,509,083 was primarily attributable to the Company's decision to temporarily suspend its current fragrance business, during the latter part of fiscal 1995.

The Company's fragrance sales have decreased during the last three fiscal years as follows:

Fiscal Year Ended
     July 31               Net Sales             $ Decrease       % Decrease
------------------------------------------------------------------------------
1995                      $ 1,077,689            $3,509,083            76%
1994                        4,586,772             6,184,468            57%
1993                       10,771,240             6,242,760            36%

Cost of goods sold as a percentage of net sales was 28.9% for the fiscal year ended July 31 1995, as compared to 26.1% for the fiscal year ended July 31, 1994. Cost of goods sold for cosmetic products was 28.5% for the fiscal year ended July 31, 1995, as compared to 22.4% for the fiscal year ended July 31, 1994. Cost of goods sold for fragrance products was 40.4% for the fiscal year ended July 31, 1995 as compared to 46.1% for the fiscal year ended July 31, 1994. The improvement in the fragrance cost of goods sold percentage was primarily attributable to lower margins earned during fiscal 1994 related to the sale of discontinued product lines and inventory overstocks.

Selling, general and administrative expenses decreased 7.7% to $20,898,893 for the fiscal year ended July 31, 1995 from $22,630,785 for the fiscal year ended July 31, 1994. The decrease was primarily attributable to decreases in advertising and promotional expenses related to the Company's reduction in its fragrance business and the expenses related to ARPEL'S former relationship with Premier. The July 31, 1995 fiscal year selling, general and administrative expenses include a charge of $500,000 related to salon assets, which were determined to be outdated.

Net expenses from non-operating items was $460,632 for the fiscal year ended July 31, 1995, as compared to $503,296 for the fiscal year ended July 31, 1994. The decrease was primarily attributable to decreased interest expenses related to lower debt levels.

Net income per common and common equivalent share for the fiscal year ended July 31, 1995 was $0.12 as compared to a net loss of ($0.14) for the fiscal year ended July 31, 1994.

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1995 was approximately $4,300,000.

FISCAL YEARS ENDED JULY 31, 1994 AND 1993

Net sales for the fiscal year ended July 31, 1994 decreased to $29,357,922 from $34,764,246 in the prior fiscal year, a $5,406,324 or 15.6% decrease. Fragrance net sales decreased to $4,586,772 from $10,771,240 or 57.4%. Cosmetic net sales increased to $24,771,150 from $23,993,006 or 3.2%, as compared to the prior fiscal year.

The fragrance sales decrease of $6,184,468 was primarily attributable to decreased sales in the amount of approximately $7,930,600 related to product lines which were discontinued during the latter part of fiscal 1993. This decrease was partially offset by increased sales of new product lines in the amount of approximately $1,598,300. During the last quarter of fiscal 1993, the Company sold its licensing and distribution rights for Ombre Rose and caused its rights to distribute Laura Ashley fragrance products to terminate. Sales of Laura Ashley and Ombre Rose products were approximately $8.4 million for the fiscal year ended July 31, 1993. New fragrance lines introduced during the third quarter of fiscal 1993 include the fragrances of PARFUM BALMAIN, PARFUM JACOMO, PARFUM JEAN DEPREZ and PARFUM FRANKA BERGER. The distribution of PARFUM JEAN DEPREZ was discontinued during June 1994. The distribution of BURBERRYS for men and SOCIETY for women, by Burberrys, commenced during the second quarter of fiscal 1994. The Company also continues to sell FRACAS and BANDIT by Robert Piguet, for which it owns the exclusive worldwide manufacturing, distribution and licensing rights.

Sales of specialty packaged cosmetic products through television marketing with the HSN, commenced during the third quarter and totaled approximately $4,574,300 for fiscal 1994.

During June 1994, the Company received notice from Premier Salons International ("Premier") that they would be assuming management of all cosmetic esthetics operations in Premier salons. ARPEL operated 53 salon departments within Premier and distributed the ARPEL line of products to 73 Premier salon locations throughout the United States and Canada. ARPEL discontinued managing the operations in all Premier International Salons as of June 30, 1994.

As is common in the fragrance and cosmetic industry, the Company provides its domestic customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was approximately 4.0%, 7.0% and 10.0% for the fiscal years ended July 31, 1994, 1993 and 1992 respectively.

During the fiscal year ended July 31, 1994, the Company recorded a loss of $1,427,148 versus losses of $6,722,737 and $2,815,992 at July 31, 1993 and 1992,
respectively. The current year loss was $5,295,589 lower than the prior year and was primarily attributable to the effects of the Company's cost reduction programs and the net effect on operations of the sales of cosmetic products through HSN. The Company has been successful in reducing operating expenses and cost of goods sold on its current fragrance brands. Further benefit of these cost reductions will be achieved in fiscal 1995. The Company believes it is now in the position to move towards profitability in fiscal 1995.

Cost of goods sold as a percentage of net sales was 26.1% for the fiscal year ended July 31, 1994, as compared to 37.5% for the fiscal year ended July 31, 1993. Cost of goods sold for fragrance products was 46.1% for the fiscal year ended July 31, 1994, as compared to 76.5% for the fiscal year ended July 31, 1993. The cost of goods percentage on cosmetic products was approximately 22.4% for the fiscal year ended July 31, 1994, as compared to 20.0% for the fiscal year ended July 31, 1993. The increase in the cosmetic cost of goods sold percentage was primarily attributable to increased cost of sales on the HSN cosmetic products.

Selling, general and administrative expenses decreased 22.7% to $22,630,785 for the fiscal year ended July 31, 1994 from $29,283,863 for the fiscal year ended July 31, 1993. The decrease was primarily attributable to decreases in advertising and promotional expenses related to products which were discontinued during the fiscal year ended July 31, 1995, coupled with the effect of the Company's cost reduction programs. Staff reductions were implemented in the fragrance and cosmetic divisions primarily in the areas of administration and warehouse.

Net expenses from non-operating items were $503,296 for the fiscal year ended July 31, 1994, as compared to other net income of $831,760 for the fiscal year ended July 31, 1993. The gain from the sale of the Ombre Rose licensing agreement during the prior fiscal year was $1,755,243. Without the effect of this prior year gain, expenses from non-operating items decreased by $420,187 during the fiscal year ended July 31, 1994. Interest expense decreased $215,535 during the fiscal year, ended July 31, 1994, due to reduced debt levels and steady interest rates. The Company recorded foreign exchange gains of $21,224 during the fiscal year, ended July 31, 1994, versus foreign exchange losses of $104,051 recorded during the prior fiscal year. Prior year foreign exchange losses were primarily related to currency differences recognized as part of the Ombre Rose and Ombre Bleue licensing agreement sale. Other expenses decreased $79,377 to $63,389 as compared to $142,766.

The net operating loss carry forward ("NOL") available to the Company for federal income tax reporting purposes at July 31, 1994 is approximately $11,400,000. However, use of the NOL is limited annually due to the acquisition of the Company by FFD during November 1992, and is limited to approximately $6,600,000, the year ending July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $986,797 at July 31, 1996, an increase of $3,615,951 from a working capital deficit of $2,629,154 at July 31, 1995.

Total bank borrowings were reduced by $1.2 million from $3,525,000 at July 31, 1995 to $2,325,000 at July 31, 1996. At July 31, 1996 the Company had a Term Promissory Note due to Midlantic National Bank ("Midlantic") in the amount of $725,000. The Term Promissory Note with Midlantic bears interest at a rate of 2% above Midlantic's prime lending rate and is collateralized by the Company's distribution facility. Principal installments under the Term Promissory Note are due on the first day of each month at $25,000 per month.

In addition to the Term Promissory Note with Midlantic, the Company maintains a revolving secured line of credit of up to $1.8 million with Credit Lyonnais, New York. This loan is secured by the domestic accounts receivable of ARPEL and bears interest at the higher of (a) the rate per annum established by Credit Lyonnais, New York as the reference rate for short term commercial loans (b) the overnight cost of funds of Credit Lyonnais, New York, plus 1/4 of 1%. Under the financing arrangement with Credit Lyonnais, New York $100,000 is due to be paid on October 30, 1996 with the balance to be paid in full on November 29,1996. At July 31, 1996 borrowings under this line of credit were $1.6 million versus $2,100,000 at July 31, 1995.

At July 31, 1996, shareholder advances to the Company from Fine Fragrances Distribution ("FFD") were $4,826 versus $34,826 at July 31, 1995.

At July 31, 1996, the Company had $2,167,725 invested in marketable securities. The Company has been investing excess cash in marketable securities since April 1996. The Company plans to use these investments to meet current and intermediate working capital needs. The Company has also met with various lenders to determine the type of financing arrangements which are available should additional resources be needed. While the Company believes it can secure additional financing, if such financing should become necessary, there can be no assurance that such financing will be available, or if available, would be on terms acceptable to the Company.

During the fiscal year ended July 31, 1996, the Company has been able to maintain inventory levels which are more closely matched with manufacturing lead times and customer demands. The Company has also been successful in reducing its trade accounts payable to manageable levels.

In addition, as discussed, in Footnote 14, on October 28, 1996 the Company's host for its sales programs on HSN terminated her Employment Agreement based on an alleged breach of contract.

EFFECTS OF INFLATION-

The Company did not have any significant price increases for its products during the fiscal years ended July 31, 1996, 1995, or 1994.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements and supplementary financial information are attached at the end of this report. For page of reference, see the Index to the Consolidated Financial Statements appearing on page F-1 of this Annual Report on Form 10-K.

ITEM 9.         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information with respect to the directors and executive officers of the Company will be included in the Company's Proxy Statement ("Proxy Statement") for its annual meeting of shareholders which is expected to be filed within 120 days from the end of the fiscal year and such information is incorporated herein by reference.

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

(a) (3)        Exhibits

The following items are filed herewith or incorporated by reference:

3.1      Certificate of Incorporation of the Company, as amended (1) (Exhibit
         3.1)

3.2 Certificate of Amendment to the Certificate of incorporation of the Company, as amended, as filed with the New York State Department of State on September 11, 1991. (2)(Exhibit 3.2)

3.3      By-laws of the Company, as amended. (2) (Exhibit 3.3)

4.1      Form of specimen of the Company's Common Stock certificate. (3)
         (Exhibit 4.1)

10.1     Stock Option Plan. (4) (Exhibit 10.1)

10.2 New Jersey EA. Bond Financing Agreement, dated July 20,1983 and Note of Company thereunder.(5) (Exhibit 10.2)

10.3 Lease Agreement, dated November 30, 1983, for 720 Fifth Avenue, New York, New York. (6) (Exhibit 10.3)

10.4 Form of Stock Option Agreement under the Stock Option Plan. (4) (Exhibit 10.4)

10.5 Alfin, Inc. (f/k/a/ Alfin Fragrances, Inc.) Stock Option Plan, as amended. (3) (Exhibit 10.5)

10.6 Stock Purchase Agreement, dated April 5, 1990, among the Company, Adrien Arpel, Inc. and the Security holders of Adrien Arpel, Inc. (1) (Exhibit 10.6)

10.7 Employment Agreement, dated as of April 4, 1990, between the Company and Adrienne Newman. Amending the employment agreement dated as of November 1, 1983 with Adrienne Newman and Seligman & Latz, Inc. (2) (Exhibit 10.7)

10.8 Warrant Agreement, dated as of April 4, 1990, between the Company and Adrienne Newman. (2) (Exhibit 10.8)

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

10.16 Amended and Restated Loan Agreement, dated June 24, 1993, between the Company and Midlantic National Bank.(8) (Exhibit 10.16)

10.17 Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 1994,between Midlantic National bank and the Company and Adrien Arpel, Inc. (9) (Exhibit 10.17)

10.18 Amendment No. 2, dated November 19, 1993, to Employment Agreement dated April 4, 1990, between the Company and Adrienne Newman. (9) (Exhibit 10.18)

10.19 Amendment No.1 to the Continuing Letter of Credit Agreement, dated February 28, 1994, between the Company, Adrien Arpel, Inc. and Credit Lyonnais Bank. (9) (Exhibits 10.19)

10.20 Term Promissory Note dated February 1994, between Midlantic National Bank and the Company. (9)(Exhibit 10.20)

10.21 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated February 1994, between Midlantic National Bank and the Company and Adrien Arpel, Inc. (9) (Exhibit 10.21)

10.22 Warrant Agreement, dated November 19, 1993, between the Company and Adrienne Newman. (9)(Exhibit 10.22)


10.23    The 1993 Stock Option Plan of Alfin, Inc. (9)(Exhibit 10.23)

10.24 Agreement dated August 1, 1995 between the Company and CECE SA (Exhibit 10.24)

10.25 Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated July 31, 1995, between the Company and Midlantic National Bank(Exhibit 10.25)

10.26 Agreement dated March 7,1996 between the Company and Fashion Fragrances and Cosmetics, Ltd. related to the sale of the business known as Robert Piquet (filed herewith).

10.27 Agreement dated April, 1996 between the Company and Fashion Fragrances and Cosmetics Ltd. Related to the licensing of Robert Piquet (filed herewith).

10.28 Agreement dated December 11, 1995, 1996 between the Company and Lauren Greenwald (filed herewith)

10.29 Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated December 11, 1995, between the Company and Midlantic National Bank (filed herewith)

10.30 Amendment No. 5 dated as of January 31, 1996, between the Company, Adrien Arpel, Inc. and Credit Lyonnais Bank (filed herewith)

10.31 Agreement dated November 8, 1996 between the Company and Adrienne Newman with respect to the sale of Adrien Arpel cosmetic products and kits on The Home Shopping Network. (filed herewith)

22 Subsidiaries of the Company - Adrien Arpel, Inc., a Delaware corporation; Suisse Laboratories Ltd., a Delaware corporation.

(1) Incorporated by reference from the designated Exhibit of the Company's Current Report on Form 8-K, reporting an event on April 5, 1990 (File No. 0-11434).

(2) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1990. (File No. 0- 11434).

(3) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1989. (File No.0-11434).

(4) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1985. (File No. 0-11434).

(5) Incorporated by reference from the designated Exhibit to the Company's Registration Statement on Form S-1. File No. 2-85600).

(6) Incorporated by reference from the designated Exhibit to the Company's Annual Report on form 10-K for the ear ended July 31, 1984. (File No. 0-11434).

(7) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1992. (File No. 0-11434)

(8) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1993. (File No. O-11434)

(9) Incorporated by reference from the designated Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1994. (File No. 0-11434).

(10) Incorporated by reference from the designated Exhibits to the Company's Annual report in Form 10K for the year ended July 31, 1995. (file No. 0-11434).

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

Dated: November 6, 1996               ALFIN, INC.

                                      By:      _______________________
                                               Elisabeth Fayer
                                               Chief Executive Officer/
                                                Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elisabeth Fayer his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully due or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on October 28, 1996 on behalf of the Registrant and in the capacities indicated.


         Signature                                     Title


         /S/ Elisabeth Fayer
         ----------------------                        Chief Executive Officer/
             Elisabeth Fayer                           Director


         /S/ Michael D. Ficke
         ----------------------                        Vice President
             Michael D. Ficke                          Chief Financial Officer

         ----------------------                        Director
            Jacques Desjardins




         ----------------------                        Director
             Steven Korda



         ----------------------                        Director
             Suzanne Langlois

                          ALFIN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           PAGE
                                                                           ----


Report of Independent Public Accountants                                    F-2


Consolidated Balance Sheets as of July 31,
1996 and 1995                                                               F-3


Consolidated Statements of Operations for
the Three Fiscal Years Ended July 31, 1996                                  F-4


Consolidated Statements of Shareholders' Equity
for the Three Fiscal Years Ended July 31, 1996                              F-5


Consolidated Statements of Cash Flows for the
Three Fiscal Years Ended July 31, 1996                                      F-6

Notes to Consolidated Financial Statements                                  F-7


Schedule VIII - Valuation and Qualifying Accounts
for the Three Fiscal Years Ended July 31, 1996                              F-19

                    Report of Independent Public Accountants

                                 To Alfin, Inc.:

We have audited the accompanying consolidated balance sheets of Alfin, Inc. (a New York corporation) and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfin, Inc. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
July 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the fiscal year ended July 31, 1996 is the second profitable year of operations in six years; however, the Company is significantly dependent upon the Home Shopping Network ("HSN") and must satisfy the remaining amount due under its previous line of credit facility in November 1996. It has not yet obtained replacement financing. In addition, as discussed in Note 14, on October 28, 1996 the Company's chief spokesperson for its slaes programs on HSN terminated her Employment Agreement based on an alleged breach of contract. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 3 and 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


New York, New York
November 11, 1996                                  ARTHUR ANDERSEN  LLP

                          ALFIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1996 AND 1995

ASSETS                                                         1996                 1995
------                                                         ----                 ----
CURRENT ASSETS:
Cash & cash equivalents                                   $  2,210,972             515,636

Accounts receivable, net of allowances
for doubtful accounts and chargebacks
of $998,769 and $634,593 at July 31,
1996 and 1995, respectively and sales
allowances of $256,264 and $406,264 at
July 31, 1996 and 1995, respectively                           680,370           1,392,315


Inventories                                                  3,271,126           3,326,567

Prepaid expenses & other current assets                        746,513              29,288
                                                          ------------        ------------

Total current assets                                         6,908,981           5,263,806
                                                          ------------        ------------

PROPERTY & EQUIPMENT                                         4,998,954           7,350,970
Less-accumulated depreciation &
      amortization                                          (3,537,025)         (5,621,515)
                                                          ------------        ------------
      Property & equipment, net                              1,461,929           1,729,455
                                                          ------------        ------------

OTHER ASSETS:
      License agreements & trademarks, net of
      accumulated amortization of $867,961
      at July 31,1995
                                                                    --             866,408

      Goodwill, net of accumulated amortization
      of $472,957 and $394,131 at July 31,1996
      and 1995, respectively                                 2,680,081           2,758,907

Other                                                          177,195             137,694
                                                          ------------        ------------



      Total other assets                                     2,857,276           3,763,009
                                                          ------------        ------------


      Total assets                                        $ 11,228,186        $ 10,756,270
                                                          ============        ============


 LIABILITIES &
SHAREHOLDERS' EQUITY                                           1996                1995
--------------------                                           ----                ----
CURRENT LIABILITIES:
      Current portion of mortgage,
      note & other loans payable                          $  1,933,499        $  2,828,019
      Due to related parties                                     4,826              34,826

      Accounts Payable                                       2,177,078           3,106,090

      Accrued expenses-other                                 1,806,781           1,924,025
                                                          ------------        ------------

      Total current liabilities                              5,922,184           7,892,960


NOTE PAYABLE                                                   425,000             725,000
                                                          ------------        ------------

      Total liabilities                                      6,347,184           8,617,960
                                                          ------------        ------------

REDEEMABLE PREFERRED STOCK                                     750,000             750,000

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value
       17,000,000 shares authori-
       zed; 11,662,926 & 11,519,311
       shares issued & outstanding at
       July 31,1996 & 1995, respectively                       116,629             115,193



       Additional paid-in capital                           12,787,290          12,629,976


       Accumulated deficit                                  (8,772,917)        (11,356,859)
                                                          ------------        ------------

       Total shareholders' equity                            4,131,002           1,388,310
                                                          ------------        ------------

            Total liabilities and
            shareholders' equity                          $ 11,228,186        $ 10,756,270
                                                          ============        ============


   The accompanying notes are an integral part of these consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE FISCAL YEARS ENDED JULY 31

                                       1996               1995                1994
--------------------------------------------------------------------------------------------



NET SALES                         $ 34,733,375        $ 32,151,204        $ 29,357,922

COST OF GOODS SOLD                  11,380,089           9,292,033           7,650,989
                                  ------------        ------------        ------------
Gross Profit on Sales               23,353,286          22,859,171          21,706,933

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             20,532,894          20,898,893          22,630,785
                                  ------------        ------------        ------------
Operating Income (loss)              2,820,392           1,960,278            (923,852)
                                  ------------        ------------        ------------
OTHER (EXPENSE) INCOME

  Interest Expense                $   (313,100)       $   (439,743)       $   (461,131)


  GAIN on sale of
   license agreement                   394,392                --                  --

 Other Expense                         (27,992)            (20,889)            (42,165)
                                  ------------        ------------        ------------

  Total other income                    53,300            (460,632)           (503,296)
  (expense)                       ------------        ------------        ------------

Income (loss) before
 provision for income taxes          2,873,692           1,499,646          (1,427,148)

Provision for income taxes             181,000             135,000                --
                                  ------------        ------------        ------------


NET INCOME (LOSS)                 $  2,692,692        $  1,364,646        $ (1,427,148)
                                  ============        ============        ============

NET INCOME (LOSS) PER
COMMON & COMMON
EQUIVALENT SHARE                  $       0.22        $       0.12            $($0.14)
                                  ============        ============        ============


                     The accompanying notes are an integral
                     part of these consolidated statements.

                           ALFIN, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE THREE FISCAL YEARS ENDED JULY 31, 1996


                                       Number of                     Additional
                                        Common          Common         Paid-In         Accumulated
                                        Shares           Stock         Capital            Deficit
                                        ------           -----         -------            -------

Balance, July 31, 1993               10,272,469         102,725       11,233,694       (11,185,607)
  Sale of Common Stock
     to FFD                           1,130,435          11,304        1,288,696                --

Net Loss                                                                                (1,427,148)
                                     ----------        --------       ----------       -----------

Balance, July 31, 1994               11,402,904         114,029       12,522,390       (12,612,755)
 Stock Dividends on
 Redeemable Preferred Stock             116,407           1,164          107,586          (108,750)

Net Income                                                                               1,364,646
                                     ----------        --------       ----------       -----------

Balance, July 31, 1995               11,519,311        $115,193       12,629,976       (11,356,859)

Stock Dividends on Redeemable
Preferred Stock                          93,615             936          107,814          (108,750)
Stock Issued for Options                 50,000             500           49,500                --
Net Income                                                                               2,692,692
                                     ----------        --------       ----------       -----------

Balance, July 31, 1996               11,662,926         116,629       12,787,290        (8,772,917)
                                     ==========        ========       ==========       ===========




  The accompanying notes are an integral part of these consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE FISCAL YEARS ENDED JULY 31, 1996


Cash Flows from Operating Activities               1996               1995               1994
------------------------------------               ----               ----               ----

Net Income (Loss)                              $ 2,692,692        $ 1,364,646        $(1,427,148)
Adjustments to Reconcile Net
 Income (Loss) to Net Cash
 Provided by (Used in)
   Operating Activities:

Depreciation and Amortization                      749,887          1,491,472          1,136,909

Loss on Disposal of Fixed Assets                     3,750            192,605            210,816

Gain on Sale of License Agreement                 (394,392)                --                 --

Change in Assets and Liabilities:

 Decrease (Increase) Accounts Receivable           711,945          1,296,533         (1,245,273)
 Decrease (Increase) Inventory                      55,441           (773,234)         1,212,515
 (Increase) Decrease Prepaid Expenses
 and Other                                        (756,726)           291,344              7,485
(Decrease) Increase Accounts Payable &
 Accrued Expenses                               (1,046,256)          (989,177)           215,265

(Decrease) Non-Current Liabilities                      --                 --           (120,000)
                                               -----------        -----------        -----------

Total Adjustments                                 (676,351)         1,509,543          1,417,717
                                               -----------        -----------        -----------
Net Cash Provided by (Used in)
 Operating Activities                            2,016,341          2,874,189             (9,431)
                                               -----------        -----------        -----------

Cash Flows from Investing Activities

Capital Expenditures                              (346,485)          (387,616)          (193,140)

Sale of License Agreement                        1,200,000                 --                 --
                                               -----------        -----------        -----------
Net Cash Provided by (Used in)
 Investing Activities                              853,515           (387,616)          (193,140)
                                               -----------        -----------        -----------
Cash Flows from Financing Activities

Payment of Lines of Credit,
 Net                                              (494,520)          (641,233)        (1,094,120)

Proceeds from Related Parties                           --                 --          1,036,851

Payments to Related Parties                        (30,000)          (265,174)        (1,002,618)

Payment of Debt Obligations                       (300,000)        (1,074,974)        (1,310,616)

(Payment) Proceeds from Term
Promissory Note                                   (400,000)                --          1,450,000

Proceeds from Sale of Stock                         50,000                 --                 --
                                               -----------        -----------        -----------
Cash (Used in),
 Financing Activities                           (1,174,520)        (1,981,381)          (920,503)
                                               -----------        -----------        -----------

Net Increase(Decrease) in Cash                   1,695,336            505,192         (1,123,074)

 Cash at Beginning of Year                         515,636             10,444          1,133,518
                                               -----------        -----------        -----------
 Cash at End of Year                           $ 2,210,972        $   515,636        $    10,444
                                               ===========        ===========        ===========

Cash Paid During the Year For:
   Interest                                    $   297,432        $   398,774        $   457,425
   Income Taxes                                    271,695             25,819               --



                   The accompanying notes are an integral part
                        of these consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) DESCRIPTION OF BUSINESS:


Alfin, Inc. (the "Company") was engaged in the distribution, marketing and merchandising of imported fragrance brands worldwide pursuant to various distribution and licensing agreements. During the latter part of fiscal year 1995, the Company made a decision to suspend distribution of fragrance products necessitated by limited working capital.

Adrien Arpel, Inc. ("ARPEL"), a wholly owned subsidiary, develops, distributes and sells treatment and cosmetic products. Additionally, the Company acts as an operator of service- oriented skin care salons in department stores. During the third quarter of fiscal year 1994, ARPEL began selling specialty packaged cosmetic products through television marketing.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


PRINCIPLES OF CONSOLIDATION -


The accompanying financial statements include the accounts of Alfin, Inc., and ADRIEN ARPEL, INC.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain reclassifications have been made to prior year balances to conform with current year presentation.

INVENTORIES -

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      Inventories at July 31, 1996 and 1995 were comprised of:

                                                  1996                  1995
                                                  ----                  ----
Finished Goods                                 $1,303,538             $1,424,009
Raw Material and
Components                                      1,967,588              1,902,558
                                               ----------             ----------
                                               $3,271,126             $3,326,567
                                               ==========             ==========

CASH & CASH EQUIVALENTS

The company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

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

Property and equipment were comprised of the following at July 31, 1996 and 1995:


                                                   1996                   1995
                                                   ----                   ----

Land                                          $   427,500           $   427,500
Building & Improvements                         1,224,687             1,224,687
Furniture & Fixtures                            1,393,462             2,444,087
Machinery & Equipment                           1,710,590             3,013,920
Leasehold Improvements                            242,715               240,776
                                              -----------           -----------
Total Property & Equipment                      4,998,954             7,350,970
Accumulated Depreciation                       (3,537,025)           (5,621,515)
                                              -----------           -----------
Net Property & Equipment                      $ 1,461,929           $ 1,729,455
                                              ===========           ===========

OTHER ASSETS -

During March 1996 the Company sold its exclusive worldwide manufacturing, distribution and licensing rights for FRACAS and BANDIT and other fragrances by Robert Piquet to Fashion Fragrances and Cosmetics Ltd. ("FF&C") for $1.2 million. Under the agreement, the Company has received $500,000 with the remaining payments of $300,000 and $400,000 due to be paid in December 1996 and July 1997 respectively. The Company recorded a gain of $394,392 on the sale of this asset. Until the Company receives final payment under the purchase agreement FF&C will be a licensee of the rights to Robert Piquet. The Company is not entitled to any royalties under this licensing agreement.

Goodwill related to the acquisition of ARPEL is being amortized using the straight-line method over 40 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS -

The carrying amounts of the Company's lines of credit approximate fair market value based upon the relatively short-term nature of these financial instruments. The carrying amounts of the Company's loans, notes payable and long term debt approximate their fair value.

INCOME TAXES

Income taxes consist of taxes on taxable income and deferred taxes for differences in the basis of assets and liabilities for financial statement and income tax reporting. The differences arise primarily because of the reserve method for bad debts, accrued expenses and the use of accelerated depreciation methods.

FOREIGN CURRENCY TRANSLATION -

Gains and losses resulting from foreign currency transactions are included in other (expense) income and are immaterial.

FOREIGN SALES -

Net sales to foreign accounts, located in the Americas, Europe, the Middle East, and the Far East, were approximately $2,214,243, $949,188 and $1,359,377 for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.

NET LOSS PER SHARE -

Net loss per share was computed for the fiscal years 1996 and 1995, respectively, and using the weighted average number of common shares outstanding, as follows:

   1996 - 12,200,730       1995 - 11,529,542       1994 - 11,006,477


CONCENTRATION OF CREDIT RISK -

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and a major television network. HSN represented 51.9% of net sales during fiscal year 1996 and approximately 24.5% of net outstanding accounts receivable at July 31, 1996, which was subsequently paid. Concentration of credit risk with respect to trade receivables is significant due to the dependence of certain customers in the Company's customer base.

RECENTLY ISSUED ACCOUNTING STANDARDS -

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for the July 31, 1997 fiscal year, although earlier application is encouraged. The Company belives that the adoption of SFAS No. 121 will not have a material effect on its financial position or results of operations.

In November 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to remain with the accounting under APB Opinion No. 25, must however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. These disclosure requirements are effective for financial statements for the July 31, 1997 fiscal year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF REVENUES

Approximately 81% of department store sales are derived from merchandise, 5% from salon services and 14% from seasonal promotional items. Net sales of ARPEL products represented 99% and 96% of the Company's consolidated net sales for the fiscal years ended July 31, 1996 and 1995, respectively.

(3) GOING CONCERN

During the fiscal year ended July 31, 1996, the Company continued to realize the results of its restructuring efforts. The Company has effectively reduced staff levels, implemented cost reduction programs and renegotiated its debt facilities into more manageable terms. These factors combined with the success of sales of ARPEL products through the Home Shopping Network ("HSN") has resulted in the Company's second consecutive profitable year. However, the Company still remains significantly dependent on HSN, which was responsible for approximately 50% of net sales and must satisfy approximately $1.6 million under its previous line of credit facility by November 1996. Although the Company has met with various lenders to determine the type of financing arrangements, which are available, the Company has not yet obtained replacement financing.

Previous losses combined with the demands of reducing large debt levels limited the Company's ability to provide inventory to its customers in adequate supply, on a consistent basis. The current year's profitability and positive cash flow from operations have enabled the Company to minimize its out-of-stock inventory situation and meet customer orders. During the latter part of fiscal year 1995, the Company also decided to suspend its distribution of fragrance products. The Company has been concentrating its efforts and available cash flow toward attaining inventory levels in the skin care and cosmetic products distributed by ARPEL which are more closely matched with manufacturing lead times and customer demands. In addition, the Company believes that replacement financing arrangements can be made available.

In addition, as discussed in Note 14, on October 28, 1996 the Company's selling host for its sales programs on HSN terminated her Employment Agreement based on an alleged breach of contract. Refer to Note 14 for a further discussion.

(4) COMMON STOCK DIVIDENDS:

The Company has paid no cash dividends with respect to its common stock since its inception. Dividends of common stock have been issued to holders of the Company's Senior Cumulative Redeemable Preferred Stock (See Footnote 9).

(5) WARRANTS:

The following table lists the warrant transactions that have occurred for the period August 1, 1993 through July 31, 1996:


                               FISCAL YEARS ENDED
                                 J U L Y   3 1


                                  1996             1995           1994
------------------------------------------------------------------------------

Warrants outstanding,
beginning of period             1,000,000       1,100,000         110,000
Granted                              --              --         1,000,000
Exercised                            --              --              --
Forfeited                         125,000         100,000          10,000

Warrants outstanding,
end of period                     875,000       1,000,000       1,100,000
Exercise prices per share
for shares under warrant,
end of period                   $    1.25       $    1.25       $1.25-$1.63


Of the 875,000 warrants granted to Ms. Adrien Newman outstanding as of July 31, 1996, 625,000 are currently exercisable. Expiration of these warrants is in November 1998.

(6) INCOME TAXES:

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between financial statement and taxable income by applying statutory tax rates applicable to future years. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

      Significant components of the Company's deferred income tax assets and liabilities at July 31, 1996 and July 31, 1995, are as follows:


                                               July 31            July 31
                                                1996               1995
                                            -----------        -----------


     Deferred Income Tax Assets:

       Net operating loss
               carry forwards               $ 1,468,000        $ 2,900,000

     Alternative minimum Tax
               credit carry forward             114,000             --

     Bad debt reserve                           202,000            209,000

     Inventory reserve                          672,000            156,000

      Other                                     114,000            408,000
                                            -----------        -----------

                                              2,570,000          3,673,000

       Valuation allowance                   (2,341,000)        (3,421,000)
                                            -----------        -----------

       Net deferred tax asset                   229,000            252,000

     Deferred Income Tax Liabilities:

       Depreciation and Amortization           (229,000)          (252,000)

     Net deferred income taxes              $         0        $         0
                                            ===========        ===========


At July 31, 1996, the amount of federal operating loss carry forwards was $4,300,000 with expiration dates from 2005 to 2009, however, the use of pre-acquisition operating loss carryforwards is limited by the Internal Revenue Code. As a result the Company has $707,000 of the carry forwards available for use for the year ended July 31, 1997.

 The Provision for income taxes consists of the following:

                                      For the Fiscal Year Ended July 31,
                                      ----------------------------------

                                            1996           1995
                                          --------       --------
                    Current:
                    Federal               $ 96,000       $ 60,000
                    State                   85,000         75,000
                                          --------       --------

                    Total Current          181,000        135,000
                                          --------       --------

               Deferred
                    Federal                      0              0
                    State                        0              0
                                          --------       --------
                    Total Deferred               0              0
                                          --------       --------

                    Total Provision       $181,000       $135,000
                                          ========       ========

 (7)  LONG TERM DEBT:

 Long term debt consists of the following:


                                             1996               1995
                                          -----------        -----------


       Term Promissory Note               $   725,000        $ 1,025,000
       Term loan                                   --            400,000
       Lines of credit                      1,600,000          2,100,000
       Related party loans                      4,826             34,826
       Notes payable (construction)            33,499             28,019
                                          -----------        -----------

                                            2,363,325          3,587,845
       Less, current portion               (1,938,325)        (2,862,845)
                                          -----------        -----------

       Long-term notes payable            $   425,000        $   725,000
                                          ===========        ===========


 TERM PROMISSORY NOTE:

 At July 31, 1996, the Company had a term promissory note due to Midlantic in the amount of $725,000. The term promissory note is collateralized by a distribution and administration facility and bears interest at a rate of 2% above Midlantic's prime lending rate of 8.25% at July 31, 1996 and 1995. Principal installments of $25,000 under the term promissory note are due on the first day of each month until December 1, 1998.

 TERM LOAN:

 In April 1990, the Company was provided with a $5,000,000, 5 year term loan with Midlantic in connection with its acquisition of ARPEL. The term loan bears interest at a rate of .5% above the bank's prime lending rate of 8.25%, at July 31, 1996 and 1995, and is guaranteed by ARPEL. This term loan was paid during Fiscal 1996.


 The aggregate contractual annual principal payments of the term promissory note are as follows:


                       1997....................   $300,000
                       1998....................   $300,000
                       1999....................   $125,000
                       2000....................   $      0

 LINES OF CREDIT:

 In addition to the above, ARPEL entered into a financing agreement with Credit Lyonnais for a revolving secured line of credit of up to $2,100,000, expiring on October 15, 1995, subject to renewals on a yearly basis under certain conditions. During January 1996, the Company amended its agreement with Credit Lyonnais to extend the expiration date of its line of credit to November 29, 1996. The loan is secured by domestic accounts receivable of ARPEL. Borrowings under this line of credit were $1,600,000 and $2,100,000 at July 31, 1996 and 1995, respectively. This line of credit bears interest at the higher of (a) the rate per annum established by Credit Lyonnais, New York as the reference rate for short term commerical loans (b)the overnight cost of funds of Credit Lyonnais, New York plus 1/4 of 1%. Under the financing arrangement with Credit Lyonnais, New York, $100,000 is due to be paid on October 30, 1996.


 RELATED PARTY LOANS:

 At July 31, 1996, the Company had advances from Fine Fragrance Distribution, Inc. ("FFD") in the amount of $4,826. These advances are due on demand and bear interest at a rate of 1.5% above the prime lending rate of Midlantic 8.25% at July 31, 1996 and 1995.

 (8)  RELATED PARTY TRANSACTIONS -

 The Company purchased inventory from vendors related to FFD. As of July 31, 1996, FFD owned 61.6% of the Company's Common Stock. For the years ended July 31, 1996 and 1995, the Company made inventory purchases from vendors related to FFD of $0 and $211,033, respectively. Refer to footnote 7 for related party loans.

 (9)  REDEEMABLE PREFERRED STOCK:

 On July 6, 1993, the Company issued 30,000 shares of $25.00, 14.5% Preferred Stock, maturing 10 years after issuance. Dividends paid in Common stock are payable in advance. The value of the Common Stock payable as dividends is calculated based on the average closing price of the Company's Common Stock during the 40 trading days prior to October 22nd of each year, minus 20% of that average price.

 No additional dividend has been declared or accrued as of July 31, 1996. The Company's Board of Directors is expected to declare a Common Stock dividend of approximately 66,000 shares in November 1996.

 (10) EMPLOYEE BENEFIT PLANS:


 401(k) PLAN


 During November 1995, the Board of Directors of the Company approved the adoption of a 401(k) Profit Sharing Plan. Under the plan eligible employees can contribute up to a maximum of 15% or $9,500 of their annual gross compensation. The Company has the option to make discretionary matching contributions. For the plan year ending December 31, 1996 no Company matching contribution is anticipated.




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

 Changes in outstanding options and options available for grant pursuant to the 1983 Plan, expressed in numbers of shares, are as follows:


                                                     J u l y   3 1,

                                          1996              1995                1994
                                         -----            ------             -------

         Options outstanding,
          beginning of period            5,000             9,700              55,100
         Granted                            --                --                  --
         Exercised                          --                --                  --
         Forfeited                          --            (4,700)            (45,400)
         Options outstanding,
          end of period                  5,000             5,000               9,700
         Options exercisable,
          end of period                  5,000             5,000               6,700
         Options available
          for grant, end of
          period                            --                --                  --
         Exercise price per
          share for shares
          under option, end
          of period                      $1.00            $ 1.00         $1.00-$1.63

 Changes in outstanding options and options available for grant pursuant to the 1993 Plan, expressed in numbers of shares, are as follows:

                                   July 31, 1996  July 31, 1995   July 31, 1994
                                   -------------  -------------   -------------

    Options outstanding,
     beginning of period               550,000         75,000             --
    Granted                                 --        500,000         75,000
    Exercised                           50,000             --             --
    Forfeited                               --        (25,000)            --
    Options outstanding,
     end of period                     500,000        550,000         75,000
    Options available for grant,
     end of period                          --             --        225,000
    Exercise price per share for
     shares under option, end of
     period                        $1.00-$1.75    $1.00-$1.75        $  1.75


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

                Fiscal year ending July 31:


                                 1997              315,500
                                 1998              213,500


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

 The Company leases office space and other equipment under various non-cancelable operating lease agreements. Rental expense for the fiscal years ended 1996, 1995 and 1994 was approximately $2,008,933, $2,003,425 and
 $2,778,000, respectively. Included in these amounts is rental expense contingent upon sales volume for the fiscal years ended 1996, 1995 and 1994 of approximately $1,436,121, $1,392,893 and $2,327,400, respectively.

 Minimum annual rental commitments under non-cancelable leases in effect at July 31, 1996, excluding escalations:

               Fiscal year ending July 31:

                 1997...........................                   293,668
                 1998...........................                   267,138
                 1999...........................                   264,344
                 2000...........................                   260,931
                 2001 and thereafter............                   262,431

 The Company, in the normal course of business is a defendant in numerous actions/lawsuits. The Company believes the outcome of these actions/lawsuits will not have a material impact on the Company's financial position or results from operations.

 (13)  SUPPLEMENTAL INCOME STATEMENT INFORMATION:

                                  FOR THE FISCAL YEARS ENDED
                                           JULY 31,

                                  1996        1995            1994
                                  ----        ----            ----

Advertising Costs            $1,575,905       $1,543,927       $1,674,304

(14) SUBSEQUENT EVENTS:

On October 23, 1996 the Company's Chairman and Chief Executive Officer resigned from the Company. Ms. Elisabeth Fayer, a director and major shareholder, was elected President of the Company prior to this resignation. Since the resignation, Mrs. Fayer also serves as Chief Executive Officer.

On October 28, 1996 the Company received notice from Adrienne Newman terminating her Employment Agreement based on an alleged breach of the Employment Agreement by the Company. Ms. Newman serves as the President of Adrien Arpel, Inc. and has been the selling host under the name of Adrien Arpel, in its sales program on the Home Shopping Network, Inc. ("HSN").

The Company believes that it has fully complied with all terms of the employment Agreement and that the termination by Ms. Newman is itself a breach of the Employment Agreement. The Company intends to fully enforce all of its rights under the Employment Agreement.

On November 8, 1996 the Company and Adriene Newman reached an agreement whereby Ms. Newman will appear as the selling host for ARPEL, the core unit of the Company, on HSN shows scheduled for November 14-18, 1996, December 12-16, 1996 and January 23-27, 1997 (the "HSN Selling Period"). During the HSN Selling Period, Ms. Newman will be acting as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action, if any, against the other in connection with their dispute over Ms. Newman's termination as an employee of the Company until after the HSN Selling Period.

The Company has not yet determined the potential impact of the effect, if any, of this termination on its sales revenues and operating results.

 (15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                               FIRST            SECOND             THIRD               FOURTH
    FISCAL 1996               QUARTER           QUARTER           QUARTER              QUARTER
    -----------               -------           -------           -------              -------

Net Sales                    $7,673,898       $ 9,110,445        $ 8,582,452        $ 9,366,580
Gross Profit                  5,502,846         5,975,188          5,712,894          6,162,358
Net Income (loss)               435,104           741,451            785,836            730,301
Net Income (loss),
per Common and Common
 Equivalent Share:           $     0.04       $      0.06        $      0.07        $      0.05


      FISCAL 1995

Net Sales                    $7,261,587       $ 8,771,169        $ 8,266,118        $ 7,852,330
Gross Profit                  5,215,467         5,984,667          6,229,797          5,429,240
Net Income (loss)                50,201           655,698            684,227            (25,480)
Net Income (loss),
 per Common and Common
 Equivalent Share:           $     0.00       $      0.06        $      0.06        $      0.00


      FISCAL 1994

Net Sales                    $8,150,697       $ 6,754,032        $ 6,638,880        $ 7,814,313
Gross Profit                  5,962,331         5,224,524          5,043,445          5,477,633
Net Income(loss)                 11,133          (752,741)          (745,916)            60,376
Net Income (loss),
 per Common and Common
 Equivalent Share:           $     0.00       $     (0.07)       $     (0.07)       $      0.00

                          ALFIN, INC. AND SUBSIDIARIES

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE FISCAL YEARS ENDED JULY 31

-------------------------------------------------------------------------------


                                A D D I T I O N S

                                          Balance at         Charged to           Charged                        Balance at
                                          Beginning          Costs and            to Other       Deductions        End of
           Description                    of Period           Expenses            Accounts          (1)            Period

 1996      Allowance for Doubtful
           Accounts Receivable,
           Chargebacks and Sales
           Returns                        $1,040,857         $4,339,814          $   --           $4,125,638     $1,255,033


 1995      Allowance for Doubtful
           Accounts Receivable,

           Chargebacks,
           and Sales Returns              $1,833,123         $3,525,344          $    --           $4,317,610     $1,040,857


 1994      Allowance for Doubtful
           Accounts Receivable
           Chargebacks,
           and Sales Returns              $2,342,426         $4,531,355          $    --           $5,040,658     $1,833,123


(1) Charges to the accounts are for the purposes for which the reserves were created.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              EXHIBITS ON FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                   ALFIN, INC.

                                  EXHIBIT INDEX



 Exhibit
   No.                      Exhibit Title                                               Page
 -------                    -------------                                               ----

 10.26             Agreement dated March 7, 1996 between the Company
                   and Fashion Fragrances and Cosmetics, Ltd. related
                   to the sale of the business known as Robert Piquet.                    1-4


  10.27            Agreement dated April 1996, between the Company and
                   Fashion Fragrances and Cosmetics Ltd. related to
                   the licensing of Robert Piquet.                                        5-8

  10.28            Agreement dated December 11, 1996 between the Company
                   and Lauren Greenwald.                                                    9

  10.29            Fifth Amendment to Amended and Restated Revolving Credit
                   and Term Loan Agreement dated December 11, 1995, between
                   the Company and Midlantic National Bank.                             10-22

 10.30             Amendment No. 5, dated as of January 31, 1996, between
                   the Company, Adrien Arpel, Inc. and Credit Lyonnais Bank.            23-27

 10.31             Agreement dated November 8, 1996 between the Company and
                   Adrienne Newman with respect to the sale of Adrien Arpel
                   cosmetic products and kits on the Home Shopping Network.             28-31





 (b)Reports on Form 8-K.

 No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.