Form 10-K405/A
period 1996-07-31
ALFIN INC
filed 1996-11-27
CIK 724989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(MARK ONE)


/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        FOR THE TRANSITION PERIOD FROM _________TO___________

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

Registrant's telephone number, including area code: (212) 333-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange
-------------------                                ---------------------
Common Stock, $.01 par                             on which registered
value per share                                    -------------------
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

                       YES  X               NO
                          _____               _____

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.   / X /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on November 25,1996, was $5,937,344. As of November 25,1996, the Registrant had 11,721,259 shares of Common Stock outstanding.

The purpose of this filing is to amend the following items of the Company's report on Form 10-K.

  Item 10.         Directors and Executive Officers of the Company

  Item 11.         Executive Compensation

  Item 12.         Security ownership of certain Beneficial Owners and
                   Management

  Item 13.         Certain relationships and related transactions

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names of the directors of the Company as of November 27, 1996, all of whom are expected to be nominated for reelection at the next Annual Meeting of the Shareholders which will be scheduled for early 1997.

NAME                     AGE        DIRECTOR SINCE                   POSITION IN COMPANY
----                     ---        --------------                   -------------------

Elisabeth Fayer           50        November 1992                    Chief Executive Officer
                                                                     President/Alfin, Inc.

Jacques Desjardins        63        November 1992                    Director

Steven Korda              56        November 1992                    Director

Suzanne Langlois          43        November 1992                    Director


ELISABETH FAYER, a Canadian citizen, was elected as a director of the Company in November 1992. Mrs. Fayer was elected to the position of President of the Company in September 1996, and has been serving as Chief Executive Officer since October 1996 when the acting Chairman of the Board and Chief Executive Officer, Mr. Jean Farat, resigned from the Company. For more than the past five (5) years, prior to this position, Mrs. Fayer owned and was President and Chief Executive Office of a major French Hosiery Company, as well as partially owned and managed French fragrance and Cosmetic Companies including the world famous fashion house Pierre Balmain.

JACQUES DESJARDINS, a Canadian citizen, was elected director of the Company in November 1992 and has for more than the past five (5) years been engaged in private practice as a general legal advisor ( a notary and title attorney) in Montreal, Quebec, Canada.

SUZANNE LANGLOIS, a Canadian citizen, was elected a director of the Company in November 1992 and has been legal counsel to privately held Canadian corporations.

STEVEN KORDA, a Canadian citizen, was elected a director of the Company in November 1992 and has for more than the past five (5) years been the principal of Korda & Associates, a law firm located in Montreal, Quebec, Canada, engaged in the general and commercial practice of law.

                               EXECUTIVE OFFICERS

Set forth below is certain information, as of November 27, 1996 regarding the executive officers of the Company:

                                           POSITION WITH                  EXECUTIVE OFFICER
                                           -------------                  -----------------
NAME                      AGE              THE COMPANY                    SINCE
----                      ---              -----------                    -----

Elisabeth Fayer           50               Chief Executive Officer        September 1996
                                           President/Alfin, Inc.


Jo Ann Segal              46               Senior Vice President          October 1996
                                           General Manager

Michele Mas               50               Vice President                 November 1996
                                           Marketing

Michael D. Ficke          41               Vice President, Chief
                                           Financial Officer,
                                           Secretary                      July 1989


Information with respect to ELISABETH FAYER is set forth under "Directors."

JO ANN SEGAL joined the Company as Senior Vice President/General Manager in October 1996 and has served in this capacity since that time. For more than the past (5)five years, prior to this postion, Ms. Segal served as a senior level sales executive for various cosmetic company's including Lancome, a division of Cosmair, Revlon, Borghese, Inc. and a Company started by Ms. Segal.

MICHELE MAS joined the Company as Vice President/Marketing in November 1996 and has served in this capacity since that time. Prior to her joining the Company, Ms. Mas served as President of Selecta, USA, Inc., a distributor of children's toiletries. Prior to serving in this position, Ms. Mas served as Vice President/Marketing for the Company's fragrance division.

MICHAEL D. FICKE joined the Company in July 1989. Mr. Ficke served Alfin, Inc. as Corporate Controller until his promotion to Vice President and Chief Financial Officer in November, 1993. Mr. Ficke is a C.P.A. and prior to his joining the Company served as Assistant Controller of Chanel Inc., a manufacturer and distributor of fragrance and cosmetic products.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the fiscal years ended July 31, 1996, 1995 and 1994 respecting all compensation awarded to, earned by or paid to the Company's Chief Executive Officers and its other executive officers who earned in excess of $100,000 for fiscal 1996 (the "Named Executive Officers") in all capacities in which such officers served. Two other officers of Adrien Arpel, Inc. are not included as Named Executive Officers because they do not perform policy making functions for the Company.


                                                                                                Long Term
                                                    Annual Compensation                         Compensation
                                ------------------------------------------------------------    ------------
Name and Principal Position     Year         Salary           Bonus             Other Annual    Stock Option
                                                                                Compensation      /Warrant
                                                                                                Compensation
                                                                                                   Awards


Jean Farat,(1)                  1996        $270,000        $      -0-           $   -0-(2)             -0-
   Chairman and Chief,          1995          33,750               -0-               -0-(2)             -0-
   Executive Officer

Adrienne Newman(3)              1996        $250,000        $3,448,105(5)        $65,000(4)             -0-
   President and Chief          1995         250,000         3,374,990(5)         65,000(4)             -0-
   Executive Officer            1994         250,000           986,488(5)         65,000(4)       1,000,000
   of Adrien Arpel, Inc.

Michael D. Ficke                1996        $ 96,500        $    5,000           $   -0-(2)             -0-
Vice President,                 1995          93,000               -0-               -0-(2)             -0-
Chief Financial Officer,        1994          88,167               -0-               -0-(2)             -0-
Secretary


(1)  Resigned as of October 23, 1996.

(2) Excludes personal benefits which did not exceed the lesser of $50,000 or 10%, on an annual basis, of such other officers salary and bonus

(3) Resigned as of October 25, 1996. Currently, Ms. Newman is working for the Company as an independent contractor. See "Executive
     Compensation-Compensation Arrangements."

(4)  Represents a non-accountable expense allowance of $65,000.

(5) Commissions paid based on 1/3 of the revenues net of direct expenses derived from television shopping sales of cosmetics.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

During fiscal 1996, no new options were granted and none of the Named Executive Officers exercised any options.

YEAR-END OPTION VALUES TABLE

The following table sets forth information at July 31, 1996, respecting exercisable and non-exercisable options held by the Named Executive Officers. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock option and the year-end price of the Common Stock.

                                                                               VALUE OF UNEXERCISED
                                 NUMBER OF UNEXERCISED                         IN-THE MONEY OPTIONS
                                    OPTIONS HELD AT                                  HELD AT

                                     JULY 31, 1996                               JULY 31, 1996 (2)
                            -----------------------------               ---------------------------------
                                                  NOT                                             NOT
NAME                        EXERCISABLE       EXERCISABLE               EXERCISABLE           EXERCISABLE
                            -----------       -----------               -----------            -----------

Adrienne Newman(1)             625,000           -0-                     $468,750                 $-0-

(1)  1,000,000 Warrants granted 11/19/93 @$1.25

(2)  Based on a July 31, 1996 closing price of $2.00

COMPENSATION ARRANGEMENTS

Ms. Adrienne Newman was employed pursuant to an employment agreement with the Company dated as of April 4, 1990 as amended November 18, 1991 and November 19, 1993 (together, the "Employment Agreement"). The Employment Agreement terminates on the earliest to occur of (i) April 4, 1998, (ii) the last day of any month in which Ms. Newman dies, (iii) the last day of the month in which the Company elects to terminate Ms. Newman's employment due to physical or mental disability, (iv) the termination by the Company of Ms. Newman's employment for "good cause" as therein defined, and (v) the termination of television marketing efforts after April 4, 1995.

On October 28, 1996 the Company received notice from Adrienne Newman terminating the Employment Agreement based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of Adrien Arpel, Inc. ("ARPEL")and has been the selling host under the name of Adrien Arpel, in the Company's sales program on the Home Shopping Network, Inc. ("HSN").

The Company believes that it has fully complied with all terms of the Employment Agreement and that the alleged termination by Ms. Newman of the Employment Agreement is itself a breach of the Employment Agreement. The Company intends to fully enforce all of its rights under the Employment Agreement.

On November 8, 1996 the Company and Adrienne Newman reached am agreement whereby Ms. Newman will appear as the selling host for ARPEL on HSN shows scheduled for November 14-18, 1996, December 12-16, 1996 and January 23-27, 1997 (the "HSN"
Selling Period"). During the HSN Selling Period, Ms. Newman will be acting as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action, against the other in connection with their dispute over Ms. Newman's termination of the Employment Agreement until after the HSN Selling Period. Following the HSN Selling Period, there can be no assurance that the Company and Ms. Newman will reach an agreement regarding her future relationship with the Company. Failure to reach such an agreement will have a material adverse effect on the Company.

Prior to receiving Ms. Newman's notice terminating the Employment Agreement, Ms. Newman served as Executive Vice President of the Company and President and Chief Executive Officer of ARPEL at an annual base salary of $250,000. The Employment Agreement also provided for a non-accountable expense allowance of $65,000 per year, and prohibited Ms. Newman, during its term, from "engaging or being interested in," as defined, any business which operates leased beauty cosmetics departments or concessions in stores, or which acts as a direct vendor of or advisor with respect to cosmetics or facial services to any store which is a member of a retail group which the Company does business at the time Ms. Newman's employment terminates, or which is competitive with the business activities of a business which is using the "Adrien Arpel" name and trademark under license from ARPEL at the time Ms. Newman's employment with the Company terminates.

In September, 1991, the Company entered into an incentive compensation plan agreement with Ms. Newman pursuant to which she was entitled to be paid an annual bonus based on 11% of the annual pre-tax profits (as defined in the agreement) of ARPEL, for each fiscal year during her employment commencing with the fiscal year August 1, 1991 through July 31, 1994. No bonus compensation was earned for fiscal 1994 since there were no pre-tax profits as calculated. Ms. Newman is entitled to receive 1/3 of the revenues from television sale of cosmetics after deducting direct expenses. For fiscal 1996 and 1995, and 1994 she received $3,448,105, $3,374,990 and $986,488 respectively from such revenues.

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


Mrs. Fayer was retained to provide consulting services to the Company and ARPEL commencing November 1, 1994 at an annual rate of $84,000. This was increased to $290,000 per annum effective May 1, 1995 and $600,000 per annum effective September 1, 1996. During September 1996, Mrs. Fayer was elected President of the Company and has been serving as Chief Executive Officer since October 1996 when the acting Chairman of the Board and Chief Executive Officer, Mr. Jean Farat resigned from the Company. Mrs. Fayer is responsible for overseeing the management of the Company. There is no written agreement between the Company and Mrs. Fayer.

Ms. Jo Ann Segal is employed pursuant to an employment agreement dated October 23, 1996. This agreement terminates on the earliest to occur of (i) October 27, 1997 and (ii) the termination of Ms. Segal's employment for "good cause", as therein defined. After October 27, 1997, this agreement may be terminated on 90 days prior written notice. Ms. Segal serves as Senior Vice President/ General Manger of the Company at an annual base salary of $225,000, plus certain benefits which do not exceed 10% of her compensation. Ms. Segal will also receive stock options for 25,000 shares of the Company's Common Stock valued at the closing price on the date of the grant with 10,000 shares becoming fully exercisable after being employed by the Company for a period of one year and the remaining 15,000 shares becoming fully exercisable after being employed by the Company for a period of two years.


Ms. Michele Mas is employed pursuant to an employment agreement dated November 1, 1996. This agreement terminates on the earliest to occur of (i) November 1, 1998 and (ii) the termination of Ms. Mas' employment for "good cause", as therein defined. Ms. Mas serves as Vice President/Marketing of the Company at an annual base salary of $144,000, plus certain benefits which do not exceed 10% of her compensation.


Mr. Ficke is currently earning $104,000 per annum. There is no written employment agreement between the Company and Mr. Ficke.


COMPENSATION FOR SERVICE AS DIRECTOR

Each Director who was not also an officer or employee of the Company (Messrs. Desjardins and Korda for fiscal 1996) received $650 per meeting and $200 for telephonic participation. Directors who are officers or employees of the Company receive no additional compensation for attendance at Board of Directors or Committee meetings.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Fayer, who is currently serving as President and Chief Executive Officer of the Company, and Mr. Farat, who was the Company's Chief Executive Officer and is no longer associated with the Company, participated in determining compensation although each abstained in the consideration of their respective compensation as a consultant and the Chief Executive Officer respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Following table sets forth certain information as of November 27, 1996, regarding, (i) the share ownership of the Company by each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (ii) the share ownership of the Company of each director, (iii) the share ownership of the Company of the Named Executive officers, and (iv) the share ownership of the Company of all directors and executive officers of the Company as a group.

        Name and Address                     Amount of Common Stock      Percent
        of Beneficial Owner                  Beneficially Owned          of Class(1)
        -------------------                  ------------------          -----------

Elisabeth Fayer,                                      7,188,935(2)          61.3
        3143040 Canada Inc.,
        Fine Fragrances
        Distribution, Inc. ("FFD")
        720 Fifth Avenue

Jacques Desjardins                                      100,000                *

Elisabeth Fayer                                         100,000                *

Steven Korda                                            100,000                *

Suzanne Langlois                                        100,000                *

Adrienne Newman                                         625,000(3)           5.3

Jean Farat (4)                                                0                *

All Directors and Executive Officers
as a Group (6 Persons)                                8,213,935             70.1

 *     Less than 1%

(1) For purposes of computing these percentages, shares not outstanding but beneficially held through contract rights, stock options or warrants exercisable within 60 days from the date hereof are deemed outstanding with respect to such individuals. Based upon 11,721,259 shares of Common Stock outstanding on November 27, 1996.

(2) Consists of 7,188,935 shares of Common Stock which are owned of record by FFD a wholly-owned subsidiary of 3143040 Canada, Inc. of which Elisabeth Fayer is the sole owner. Elisabeth Fayer, through 3143040 Canada Inc., has investment and voting discretion with FFD with respect to all of such shares.

(3) Represents 625,000 shares of Common Stock issuable upon exercise of warrants. Such warrants are fully vested and have an exercise price of $1.25 per share. 500,000 of such warrants expire on November 19, 1998 and 125,000 such warrants expire on July 31, 2001.

(4)    Resigned as of October 23, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       NONE

                                  SIGNATURES

Pursuant to the requirements of Signatures Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ALFIN, INC.
                                             (Registrant)


Dated: November 27, 1996                     /s/ ELISABETH FAYER
                                             ----------------------------------
                                             Elisabeth Fayer
                                             Chief Executive Officer, President


Dated: November 27, 1996                     /S/ MICHAEL D. FICKE
                                             ----------------------------------
                                             Michael D. Ficke
                                             Secretary, Chief Financial Officer