Form 10-Q
period 1996-10-31
ALFIN INC
filed 1996-12-10
CIK 724989

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

---
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED OCTOBER 31, 1996

OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER 0-11434

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

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE
DATE: 11,721,259 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, AT DECEMBER 14, 1995.

ALFIN, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


                                                                               PAGE
                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets -
             October 31, 1996 and July 31, 1996                                  2-3


             Condensed Consolidated Statements of                                4
             Operations for the three months ended
             October 31, 1996 and 1995


             Condensed Consolidated Statements of                                5
             Cash Flows for the three months ended
             October 31, 1996 and 1995


             Notes to Condensed Consolidated
             Financial Statements                                                6-10



Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results                                  11-12
             of Operations

Exhibit 11   Schedule of Computation
             of Earnings per share                                               13

Signatures                                                                       14

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     ASSETS                                October 31,          July 31,
                                                              1996                1996
                                                          ------------        ------------
CURRENT  ASSETS:

Cash & cash equivalents                                   $  2,875,854        $  2,210,972
Accounts receivable, net of allowances for
 doubtful accounts and chargebacks of $975,901 and
 $998,769 at October 31, and
 July 31,1996, respectively and sales allowances of
 $256,264 at October 31, and
 July 31, 1996                                                 698,685             680,370

Inventories                                                  3,767,293           3,271,126
Prepaid expenses and other current assets                      632,106             746,513
                                                          ------------        ------------
Total current assets                                         7,973,938           6,908,981
                                                          ------------        ------------
PROPERTY AND EQUIPMENT                                       5,173,880           4,998,954
 Less-accumulated depreciation and
 amortization                                               (3,674,509)         (3,537,025)
                                                          ------------        ------------
 Property and equipment, net                                 1,499,371           1,461,929
                                                          ------------        ------------

OTHER ASSETS:

Goodwill, net of accumulated amortization
 of $492,663 and $472,957 at October 31,
 and July 31, 1996, respectively                             2,660,375           2,680,081
 Other                                                         185,392             177,195
                                                          ------------        ------------

 Total other assets                                          2,845,767           2,857,276
                                                          ------------        ------------
Total assets                                              $ 12,319,076        $ 11,228,186
                                                          ============        ============


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY       October 31,          July 31,
                                              1996                1996
                                          ------------        ------------
CURRENT LIABILITIES:

Current portion of mortgage, note
 and other loans payable                  $  1,633,499        $  1,933,499
Due to related parties                            --                 4,826
Accounts payable                             2,762,542           2,177,078
Accrued expenses-other                       2,043,242           1,806,781
                                          ------------        ------------

 Total current liabilities                   6,439,283           5,922,184

NOTES PAYABLE                                  350,000             425,000
                                          ------------        ------------

  Total liabilities                          6,789,283           6,347,184
                                          ------------        ------------


REDEEMABLE PREFERRED STOCK                     750,000             750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
 17,000,000 shares authorized;
 11,721,259 and $11,662,926 shares
 issued and outstanding at
 October 31, 1996 and July 31,1996,
 respectively:                                 117,212             116,629

Additional paid-in capital                  12,845,040          12,787,290

Accumulated deficit                         (8,182,459)         (8,772,917)
                                          ------------        ------------

  Total shareholders' equity                 4,779,793           4,131,002
                                          ------------        ------------
Total liabilities and share-
holders' equity                           $ 12,319,076        $ 11,228,186
                                          ============        ============


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                October 31,        October 31.
                                                                   1996                1995
                                                               ------------        ------------
Net sales                                                      $  9,634,712        $  7,673,898

Cost of goods sold                                                3,095,294           2,171,052
                                                               ------------        ------------
Gross profit on sales                                             6,539,418           5,502,846

Selling, general and
  administrative expenses                                         5,620,939           4,928,482
                                                               ------------        ------------

Operating profit                                                    918,479             574,364

Other expense
 Interest expense                                                   (63,021)            (83,638)
  Other                                                                --               (15,622)
                                                               ------------        ------------
Total other expense                                                 (63,021)            (99,260)
                                                               ------------        ------------
Income before provision for
Income Taxes                                                        855,458             475,104

Provision for income taxes                                          265,000              40,000
                                                               ------------        ------------
NET INCOME                                                     $    590,458        $    435,104

                                                               ============        ============
  Weighted average number of common
  and common equivalent shares                                   12,300,980          11,788,396

 INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                             $       0.05        $       0.04
                                                               ============        ============


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                               October 31,
                                                           1996             1995
                                                           ----             ----
Cash Flows from Operating Activities:
Net Income                                             $   590,458        $ 435,104
                                                       -----------        ---------
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation & Amortization                               157,190          218,886
 (Increase) Accounts Receivable                            (18,315)        (207,131)
 (Increase) Decrease Inventory                            (496,167)          59,906
 Decrease Prepaid Expenses & Other Assets                  106,210           29,288
 Increase (Decrease) Accounts Payable
   & Accrued Expenses                                      821,925         (291,107)
                                                       -----------        ---------
Total Adjustments                                          570,843         (190,158)
                                                       -----------        ---------
  Net Cash Provided by
  Operating Activities                                   1,161,301          244,946
                                                       -----------        ---------
Cash Flows from Investing Activities
  Capital Expenditures                                    (174,926)        (101,789)
                                                       -----------        ---------
Cash Flows from Financing Activities
(Payment) Proceeds of Lines of Credit, net                (300,000)         188,979
Principal Payments of Mortgage Note                        (75,000)         (75,000)
Payment of Term Promissory Note                               --           (150,000)
Payments to Related Parties                                 (4,826)            --
Proceeds from Sales of Stock                                58,333             --
                                                       -----------        ---------

Net Cash Used in Financing Activities                     (321,493)         (36,021)

Net Increase in Cash and cash equivalents                  664,882          107,136
Cash and cash equivalents at Beginning of Period         2,210,972          515,636
                                                       -----------        ---------
Cash and cash equivalents at End of Period             $ 2,875,854        $ 622,772
                                                       ===========        =========

Cash Paid during the quarter ended
Interest                                               $    54,123        $  92,934
Income Taxes                                                45,563           13,147


                 The accompanying notes are an integral part of these condensed consolidated statements

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996
                                   (UNAUDITED)



(1) Summary of significant accounting policies:

In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at October 31,1996 and July 31, 1996, the results of its operations for the three months ended October 31, 1996 and 1995 and the cash flows for the three months ended October 31, 1996 and 1995. All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1996 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K.

All significant intercompany transactions and accounts have been eliminated in consolidation. Interim period results are not necessarily indicative of the results of operations for a full year.

These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended July 31, 1996, filed with the Securities and Exchange Commission.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and a major television shopping network. Concentration of credit risk with respect to trade receivables is significant due to the dependence of certain customers in the Company's customer base. At October 31, 1996, a television shopping network accounted for 59% of net sales and 27% of accounts receivable.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles, to be disposed of. The adoption of this statement will not have a material impact on the Company's financial position or results of operation.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996
                                   (UNAUDITED)

       In November 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No.
       25. "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting under APB Opinion No. 25, and make pro forma disclosures of net income and earnings per share as if the fair valued based method of accounting defined in SFAS No. 123 has been applied.

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

       Concentration of Revenues

       For the quarter ended October 31, 1996, approximately 77% of department store sales are derived from merchandise, 5% from services and 18% from seasonal, promotional items.

(2)    Inventory:

       Inventory at October 31, 1996 and July 31, 1996 was comprised of finished goods amounting to $1,549,235 and $1,303,538 respectively and components of $2,218,058 and $1,967,588, respectively.

(3)    Other Assets:

       Goodwill related to the acquisition of ARPEL is being amortized using the straight line method over 40 years.

       During March 1996, the Company sold its exclusive worldwide manufacturing, distribution and licensing rights for FRACAS and BANDIT and other fragrances by Robert Piquet to Fashion Fragrances and Cosmetics Ltd.("FF&C") for $1.2 million. Under the agreement, the Company has received $500,000 with the remaining payments of $250,000 and $350,000 due to be paid in December 1996 and July 1997 respectively.

       On November 11, 1996, pursuant to an outstanding agreement, dated November 1, 1983, between Adrienne Newman and Seligman & Latz, Inc., Ms. Newman elected to purchase a diamond ring of 13.2 karats, for the amount of $96,195. Such amount was equal to the amount reflected as an asset on the Company's balance sheet.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996
                                   (UNAUDITED)


(4)   Debt:


      Term Promissory Note:

      At October 31, 1996, the Company had a Term promissory note due to PNC Bank (formerly Midlantic National Bank) in the amount of $650,000. The term promissory note is collateralized by a distribution and administration facility and bears interest at a rate of 2% above PNC's prime lending rate. The balance under this term promissory note was $725,000 and $1,025,000 at July 31, 1996 and October 31, 1995
      respectively. Principal payments under this note are $25,000 per month.

      Lines of Credit:

      In addition to the above, ARPEL entered into a financing agreement with Credit Lyonnais for a revolving secured line of credit of up to $2,100,000, expiring on October 15, 1995, subject to renewals on a yearly basis under certain conditions. During January 1996, the Company amended its agreement with Credit Lyonnais to extend the expiration date of its line of credit to November 29,1996. The loan is secured by domestic accounts receivable of ARPEL. Borrowings under this line of credit were $1,300,000 and $2,100,000 at October 31, 1996 and 1995 respectively. This line of credit bears interest at the higher of (a) the rate per annum established by Credit Lyonnais, New York as the reference rate for short term commercial loans (b) the overnight cost of funds of Credit Lyonnais, New York plus 1/4 of 1%. On November 29, 1996 the Company paid the balance of this revolving secured line of credit.

      Related Party Loans:

      At October 31, 1996 and July 31, 1996, the Company had advances from Fine Fragrance Distribution Inc.("FFD) in the amount of $0 and $4,826, respectively. These advances were due on demand and bear interest at a rate of 1.5% above the prime lending rate of Midlantic.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996
                                   (UNAUDITED)


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

(6)      Income Taxes

         The Company maintains approximately $4.3 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009; however, the use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. As such, the Company has reflected a tax provision of $265,000 in its condensed consolidated statement of operations for the quarter ended October 31, 1996 which primarily relates to the Federal and State income taxes.

(7)      Commitments

         See Footnote 8 - "Other".

(8)      Other

         On October 28, 1996 the Company received notice form Adrienne Newman terminating her Employment Agreement based on an alleged breach of the Employment Agreement by the Company. Mrs. Newman served as the President of ARPEL and has been the Company's selling host, under the name of Adrien Arpel in its sales program on the Home Shopping Network, Inc. ("HSN"). The employment agreement provided for salary, fringe benefits and commission payments based upon 33% of the net profits attributable to television shopping sales. Ms. Newman has vested rights in 625,000 warrants which expire in November 1998.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996
                                   (UNAUDITED)


     The Company believes that it has fully complied with all terms of the Employment Agreement with Ms. Newman and that the termination, by Ms. Newman, of the Employment Agreement is itself a breach of the Employment Agreement. The Company intends to fully enforce all of its rights under the Employment Agreement.

     On November 8,1996, the Company and Adrienne Newman reached an agreement whereby Ms. Newman will appear as the selling host for ARPEL, on HSN shows scheduled for November 14 through 18, 1996, December 12 through 16, 1996, and January 23 through 27, 1997 ("the HSN Selling Period"). During the HSN Selling Period, Ms. Newman will be acting as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action, if any, against the other in connection with their dispute over Ms. Newman's termination as an employee of the Company until after the HSN Selling Period. There can be no assurance that the Company and Ms. Newman will reach an agreement regarding her future relationship with the Company. Failure to reach such an agreement whereby Ms. Newman remains affiliated with and provides services to the Company would have a material adverse effect on the Company.

     The Company has not yet determined the potential impact of the effect, if any, of this termination on its sales revenues and operating results.

     On October 23, 1996 the Company's Chairman and Chief Executive Officer resigned from the Company. Mrs. Elisabeth Fayer, a director and major shareholder, was elected President of the Company prior to this resignation. Since the resignation, Mrs. Fayer has served as Chief Executive Officer.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                OCTOBER 31, 1996


Results of Operations:

The Company recorded net income of $590,458 for the three months ended October 31, 1996 as compared to $435,104 for the three months ended October 31, 1995. Net income per common and common equivalent share for the three months ended October 31, 1996 was $0.05 as compared to $0.04 for the three months ended October 31, 1995.

Net sales for the three months ended October 31, 1996 increased to $9,634,712 from $7,673,898 recorded in the prior fiscal year, an increase of $1,960,814 or 25.6%. Sales of cosmetic products increased to $9,634,712 from $7,435,330 as compared to the prior fiscal year, an increase of $2,199,382, a 29.6% increase. There were no sales of fragrance products recorded during the three months ended October 31, 1996 due to the Company's suspension of this business. Sales of fragrance products amounting to $238,568 were recorded during the three months ended October 31, 1995 and were primarily sales of the Company's remaining fragrance inventory.

The Cosmetic sales increase of $2,199,382 is primarily attributable to an increase of sales to HSN in the amount of $2,282,008, or 66.2% during the three months ended October 31, 1996 as compared to the three months ended October 31, 1995. The increased sales to HSN is primarily attributable to the scheduling of appearances which dictated that the Company ship the August 1996 appearance during the three months ended October 31, 1996 whereas the Company shipped the August 1995 appearance during the fiscal year ended July 31, 1995. Contributing to the increase of sales to HSN were shipments to HSN of Canada in the amount of $304,459 during the three months ended October 31, 1996. The Company did not start appearing on HSN of Canada until the second quarter ended January 31, 1996.

Cost of goods sold as a percentage of net sales was 32.1% for the three months ended October 31, 1996, as compared to 28.3% for the three months ended October 31, 1995. The increase is primarily related to product mix since products sold to HSN have a higher cost of goods rate and consisted of 59% of total cosmetic sales for the three months ended October 31, 1996 as compared to 46% of total cosmetic sales for the three months ended October 31, 1995.

Selling, general and administrative expenses increased to $5,620,939 for the three months ended October 31, 1996 from $4,928,482 for the three months ended October 31, 1995, a 14.0% increase. The increase is primarily related to increased advertising expenses related to the Company's decision to invest in updated point of sale materials, at its retail locations. The Company has committed to improving its retail department store business by investing in point of sale product brochures, display units and video marketing in order to maximize customer awareness.

Interest expenses decreased to $63,021 for the three months ended October 31, 1996, from $83,638 recorded during the prior fiscal year, a 27.0% decrease. This decrease is primarily attributable to lower debt levels.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                OCTOBER 31, 1996


Liquidity and Capital Resources


The Company had positive working capital of $1,534,655 at October 31, 1996, an increase of $547,858 from working capital of $986,797 at July 31, 1996.

Total bank borrowings were reduced by $375,000 from $2,325,000 at July 31, 1996 to $1,950,000 at October 31, 1996. On November 29, 1996 the Company paid the remaining amount of $1.3 million due under its revolving line of credit with Credit Lyonnais, New York. At July 31, 1996 borrowings under this line of credit were $1.6 million.

The Company has a Term Promissory Note due to PNC Bank (formerly Midlantic National Bank) in the amount of $650,000. The Term Promissory Note with PNC Bank bears interest at a rate of 2% above PNC Bank's prime lending rate and is collateralized by the Company's distribution facility. Principal installments under the term Promissory Note are due on the first day of each month at $25,000 per month.

At October 31, 1996, shareholder advances to the Company from Fine Fragrances Distribution ("FFD")were $0 versus $4,826 at July 31, 1996.

At October 31, 1996, the Company had $2,371,897 invested in marketable securities. The Company has been investing excess cash in marketable securities since April 1996. The Company plans to use these investments to meet current and intermediate working capital needs. See footnote 8 for a discussion of the relationship between the Company and Adrienne Newman. If sales to HSN do not continue after January 1997, this would have a material adverse effect on the Company's liquidity. The Company believes that notwithstanding such possible termination that its liquidity will be sufficient and it can secure additional financing, if such financing should become necessary.

                          EXHIBIT 11

                          ALFIN, INC. AND SUBSIDIARIES

                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE

                                                   Three Months Ended
                                                       October 31
                                                 1996              1995
                                             -----------       -----------
Net Income                                   $   590,458       $   435,104
                                             -----------       -----------

Weighted average number
of shares outstanding                         11,721,259        11,519,311

Add:
   Common Stock
   Equivalents under 1983 option plan              2,608             1,479

   Common Stock
   Equivalents under 1993 option plan            225,438           147,887


   Common Stock
   Equivalents represented by Warrants           351,675           119,719


                                             -----------       -----------

Weighted average number of Shares used
in earnings per share                         12,300,980        11,788,396

Earnings per share                           $      0.05       $      0.04

                           ALFIN, INC AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             ALFIN, INC.
                                            ------------------------
                                             (Registrant)





                                             /s/ Elisabeth Fayer
                                            ------------------------
                                            Elisabeth Fayer
                                            Chief Executive Officer





Dated: December xx,1996                     /s/ Michael D. Ficke
                                            ------------------------
                                            Michael D. Ficke
                                            Principal Financial &
                                            Accounting Officer