Form 10-Q
period 1997-01-31
ALFIN INC
filed 1997-03-17
CIK 724989

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
         (Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended January 31, 1997
                               ----------------

         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from               to
                                         ------------     -------------

         Commission File Number 0-11434
                               ----------


                                   ALFIN, INC.
         ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   New York                               13-3032734
         ------------------------------              ----------------------
        (State or other jurisdiction of                (I. R. S. Employer
         incorporation or organization)              Identification Number)


          720 Fifth Avenue, New York, N. Y.                   10019
         ----------------------------------          -----------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,721,259 shares of common stock, $.01 par value per share, at March 11,1997.

                          ALFIN, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION                                                              Page
------------------------------                                                              ----

Item 1.              Financial Statements

                     Condensed Consolidated Balance Sheets -
                     January 31, 1997 and July 31, 1996                                      2-3

                     Condensed Consolidated Statements of Operations for the
                     three months and six months ended January 31, 1997 and 1996             4

                     Condensed Consolidated Statements of                                    5
                     Cash Flows for the six months ended
                     January 31, 1997 and 1996

                     Notes to Condensed Consolidated
                     Financial Statements                                                    6-10


Item 2.              Management's Discussion and Analysis
                     of Financial Condition and Results                                      11-15
                     of Operations

Exhibit 11           Schedule of Computation
                     of Earnings per share                                                   16


Signatures                                                                                   17

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                     ASSETS                                                          January 31,           July 31,
                                                                                        1997                 1996
                                                                                    ------------        ------------
CURRENT  ASSETS:

Cash & Cash Equivalents                                                             $  1,744,648        $  2,210,972
Accounts receivable, net of allowances for
  doubtful accounts and chargebacks of $ 1,085,541 and $ 998,769 at January
  31,1997 and July 31,1996, respectively and sales allowances of $ 256,264 at
  January 31,1997 and July 31, 1996                                                      642,906             680,370

Inventories                                                                            3,188,832           3,271,126
Prepaid expenses and other current assets                                              1,300,731             746,513
                                                                                    ------------        ------------
Total current assets                                                                   6,877,117           6,908,981
                                                                                    ------------        ------------
PROPERTY AND EQUIPMENT                                                                 5,218,155           4,998,954
 Less-accumulated depreciation and
 amortization                                                                         (3,795,640)         (3,537,025)
                                                                                    ------------        ------------
 Property and equipment, net                                                           1,422,515           1,461,929
                                                                                    ------------        ------------

OTHER ASSETS:

Goodwill, net of accumulated amortization
of $ 512,369 and $ 472,957 at January 31, 1997
and July 31, 1996, respectively                                                        2,640,668           2,680,081

Other                                                                                     91,557             177,195

                                                                                    ------------        ------------
Total other assets                                                                     2,732,245           2,857,276
                                                                                    ------------        ------------
Total assets                                                                        $ 11,031,877        $ 11,228,186
                                                                                    ============        ============




                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



LIABILITIES AND SHAREHOLDERS' EQUITY          January 31,        July 31,
                                                 1997              1996
                                            ------------       ------------
CURRENT LIABILITIES:

Current portion of mortgage, note
 and other loans payable                    $    333,499       $  1,933,499
Due to related parties                                --              4,826
Accounts payable                               2,082,313          2,177,078
Accrued expenses-other                         2,109,867          1,806,781
                                            ------------       ------------

 Total current liabilities                     4,525,679          5,922,184

NOTES PAYABLE                                    275,000            425,000
                                            ------------       ------------

  Total liabilities                            4,800,679          6,347,184
                                            ------------       ------------

REDEEMABLE PREFERRED STOCK                       750,000            750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
 17,000,000 shares authorized;
 11,721,259 and 11,662,926
 shares issued and outstanding
 at January 31, 1997 and July 31,1996,
 respectively:                                   117,212            116,629

Additional paid-in capital                    12,845,040         12,787,290

Accumulated deficit                           (7,481,054)        (8,772,917)
                                            ------------       ------------

  Total shareholders' equity                   5,481,198          4,131,002
                                            ------------       ------------
Total liabilities and share-
holders' equity                             $ 11,031,877       $ 11,228,186
                                            ============       ============


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                           ALFIN, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three Months Ended                   Six Months Ended
                                           January 31,                         January 31,
                                   1997               1996               1997               1996
                               -----------        -----------        -----------        -----------


Net Sales                      $10,188,567        $ 9,110,445        $19,823,279        $16,784,343

Cost of goods sold               3,856,834          3,135,257          6,952,128          5,306,309
                               -----------        -----------        -----------        -----------

Gross profit on sales            6,331,733          5,975,188         12,871,151         11,478,034


Selling, general and
 administrative expenses         5,305,301          5,125,384         10,970,850         10,053,866
                               -----------        -----------        -----------        -----------
Operating Profit (Loss)          1,026,432            849,804          1,900,301          1,424,168

Other income (expense)
   Interest expense                (21,027)           (77,854)           (39,438)          (161,492)
  Other                                  0               (499)                 0            (16,121)
                               -----------        -----------        -----------        -----------

Total other expense                (21,027)           (78,353)           (39,438)          (177,613)
                               -----------        -----------        -----------        -----------
Income before Provision
   for income taxes              1,005,405            771,451          1,860,863          1,246,555

Provision for
 Income Taxes                      304,000             30,000            569,000             70,000
                               -----------        -----------        -----------        -----------

Net Income                     $   701,405        $   741,451        $ 1,291,863        $ 1,176,555
                               ===========        ===========        ===========        ===========

Weighted average number
 of common and common
 equivalent shares              11,958,194         11,631,454         12,099,491         11,714,610
                               -----------        -----------        -----------        -----------

Net Income per
common and common
equivalent shares              $      0.06        $      0.06        $      0.11        $      0.10
                               ===========        ===========        ===========        ===========




                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                          ALFIN, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Six Months Ended
                                                                         January 31,

                                                                   1997             1996
                                                               -----------       -----------
Cash Flows from Operating Activities:

Net Income                                                     $ 1,291,863       $ 1,176,555
                                                               -----------       -----------
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation & Amortization                                       298,028           327,083
 Decrease (Increase) Accounts Receivable                            37,464          (674,347)
 Decrease  Inventory                                                82,294           674,610
 (Increase)  Prepaid Expenses & Other Assets                      (468,600)             (712)
 Increase (Decrease) Accounts Payable & Accrued Expenses           208,321          (782,650)
                                                               -----------       -----------

Total Adjustments                                                  157,507          (456,016)
                                                               -----------       -----------
Net Cash Provided by
  Operating Activities                                           1,449,370           720,539
                                                               -----------       -----------

Cash Flows from Investing Activities
  Capital Expenditures                                            (219,201)         (182,986)
                                                               -----------       -----------
Cash Flows from Financing Activities
(Payment) Proceeds of Lines of Credit, net                      (1,600,000)          170,230
Payment of Debt Obligations                                       (150,000)         (450,000)
Payments to Related Parties                                         (4,826)               --
Proceeds From Sale of Stock                                         58,333                --
                                                               -----------       -----------
Net Cash Used in Financing Activities                           (1,696,493)         (279,770)

Net(Decrease)Increase in Cash                                     (466,324)          257,783
Cash at Beginning of Period                                      2,210,972           515,636
                                                               -----------       -----------
Cash at End of Period                                          $ 1,744,648       $   773,419
                                                               ===========       ===========

Cash Paid during the quarter ended
Interest                                                       $    90,066       $   168,930
Income Taxes                                                        95,969           109,362



                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          ALFIN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                January 31, 1997
                                ----------------
                                   (Unaudited)
                                   -----------

(1) Summary of significant accounting policies:
    -------------------------------------------

    In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at January 31,1997 and July 31, 1996, the results of its operations for the three and six months ended January 31, 1997 and 1996 and the cash flows for the six month period ended January 31, 1997 and 1996. All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1996 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K.

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

    Concentration of Credit Risk
    ----------------------------

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and a television shopping network. Concentration of credit risk with respect to trade receivables is significant due to the Company's dependence on certain customers in the Company's customer base. At January 31 , 1997, a television shopping network accounted for 62% of sales and 18.0% of accounts receivable.

    Recently Issued Accounting Standards
    ------------------------------------

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this statement will not have a material impact in the Company's financial position or results of operation.

    In November 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 "Accounting for Stock-Based Compensation." This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by ABP Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to remain with the accounting under APB Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

    Subsequent to December 31, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128,
    Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires that dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for earlier periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

                          ALFIN, INC. AND SUBSIDIARIES
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                January 31, 1997
                                ----------------
                                   (Unaudited)
                                   -----------


    Use of Estimates
    ----------------

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

    Concentration of Revenues
    -------------------------

    For the quarter ended January 31, 1997, approximately 77% of department store sales are derived from merchandise, 6% from services and 17% from seasonal, promotional items.

(2) Inventory:
    ---------

    Inventory at January 31, 1997 and July 31, 1996 was comprised of finished goods amounting to $699,197 and $1,303,538, respectively, and components of $2,489,635 and $1,967,588, respectively.

(3) Other Assets:
    ------------

    Goodwill related to the acquisition of Arpel is being amortized using the straight line method over 40 years.

    During March 1996, the Company sold its exclusive worldwide manufacturing, distribution and licensing rights for FRACAS and BANDIT and other fragrances by Robert Piquet to Fashion Fragrances and Cosmetics Ltd.("FF&C") for $1.2 million. During the first quarter of the current fiscal year the Company and FF&C agreed to reduce the purchase price payable by FF&C to the Company by $100,000. This adjustment was necessary because certain molds included in the purchase price were damaged and unusable. The Company has thus far received $750,000 with the remaining payment of $350,000 due to be paid in July 1997.

    On November 11, 1996, pursuant to an outstanding agreement, dated November 1, 1983, between Adrienne Newman and Seligman & Latz, Inc., Ms. Newman elected to purchase a diamond ring from the Company for the amount of $96,195. Such amount was equal to the amount reflected as an asset on the Company's balance sheet.

    During December 1996 the Company made a payment of $1 million towards the purchase of fragrance products from Laboratories Selecta in France. This transaction was designed to provide additional product sales for the Company in markets, other than those currently handled by the Company's retail cosmetic operations. The Company has an opportunity to realize revenues and profits from this transaction during fiscal 1997 and is currently negotiating with several possible distributors for the sale of these products. This amount is classified as a prepaid expense on the accompanying Balance Sheet. See "Liquidity and Capital Resources" for a further discussion of this transaction.

                           ALFIN, INC. ANDSUBSIDIARIES
                           ---------------------------
                       NOTES TO CONDENSED January 31, 1997
                       -----------------------------------
                                   (Unaudited)
                                   -----------


 (4) Debt:
     -----

    Term Promissory Note:
    ---------------------

    At January 31, 1997, the Company had a term promissory note due to PNC Bank (formerly Midlantic National Bank) in the amount of $575,000. The term promissory note is collateralized by a distribution and administration facility and bears interest at a rate of 2% above PNC's prime lending rate. The balance under this term promissory note was $725,000 and $875,000 at July 31, 1996 and January 31, 1996 respectively. Principal payments under this note are $25,000 per month.

    Lines of Credit:
    ----------------

    On November 29, 1996 the Company paid the balance of its revolving secured line of credit of $1.3 million with Credit Lyonnais, New York.


(5) Computation of net income per common
    ------------------------------------
    and common equivalent share:
    ---------------------------

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

(6) Income Taxes
    ------------

    The Company maintains approximately $8.5 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009; however, the annual use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. As such, the Company has reflected a tax provision of $569,000 in its condensed consolidated statement of operations for the six months ended January 31, 1997 which primarily relates to Federal and State income taxes.

 (7) Other
     -----

    On October 28, 1996 the Company received notice from Adrienne Newman terminating her April 4, 1990 Employment Agreement with the Company (such agreement as subsequently amended is the "Employment Agreement"), based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of ARPEL and has been the Company's selling host, under the name of Adrien Arpel in its sales program on the Home Shopping Network, Inc. ("HSN"). The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the net profits attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants which were scheduled to expire in November 1998.

                          ALFIN, INC. AND SUBSIDIARIES
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                January 31, 1997
                                ----------------
                                   (Unaudited)
                                   -----------

    On November 8, 1996 the Company and Adrienne Newman reached an agreement (the "Interim Agreement") whereby Ms. Newman agreed to appear as the selling host for ARPEL on HSN shows scheduled for November and December 1996 and January 1997 ("the HSN Selling Period"). During the HSN Selling Period, Ms. Newman acted as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action, if any, against the other in connection with their dispute over Ms. Newman's termination as an employee of the Company until after the expiration of the HSN Selling Period.

    On January 28, 1997, after the expiration of the HSN Selling Period, the Company was served with a summons and complaint returnable in the Supreme Court, New York County, by Adrienne Newman. Ms. Newman has asserted claims for damages against the Company based upon alleged breaches by the Company of Ms. Newman's Employment Agreement and the Interim Agreement. Unspecified damages are claimed. A further claim requests a judicial determination that the employment agreement was materially breached by the Company resulting in its termination.

    This week the Company intends to serve an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserts various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, it is the position of the Company that Ms. Newman was in material breach of her Employment Agreement when she quit the Company's employment on October 25, 1995. As a consequence, it is the Company's belief that Ms. Newman's refusal to perform throughout the term of her Employment Agreement until April 1998, particularly her willful refusal and failure to appear as selling host on HSN, will damage the Company at least in the sum of eleven million ($11,000,000). The Company will also assert claims against Ms. Newman for breaches of her covenant not to complete and her covenant not to disclose trade secrets and proprietary data, and for attempting to disparge the Company. In the view of management and counsel to the Company, Ms. Newman's Complaint lacks substantial merit and the Company should prevail on its Counterclaims.


(8) Subsequent Events
    -----------------
    Office Consolidation
    --------------------

    The Company has announced that it will consolidate its administrative staff offices and customer service center into a single location during the spring of 1997. This move is designed to reduce the overhead costs associated with operating two administrative locations. Management believes that the consolidation will result in the Company reducing operating costs while increasing efficiency and customer service.

Sale of the Company's Distribution Center
-----------------------------------------

The Company has received an offer for the purchase of its Norwood, New Jersey distribution, warehousing and administration facility. If this offer results in the sale of this facility at the current offer price, without downward adjustments which could result from engineering inspections and environmental requirements, the Company would realize approximately $880,000 in net cash proceeds, after payment of the Term Promissory note which is currently due on the facility. The sale of this facility would coincide with the Company's plans to consolidate offices and utilize outside distribution.

                          ALFIN, INC. AND SUBSIDIARIES
                          ----------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                JANUARY 31, 1997
                                ----------------


RESULTS OF OPERATIONS:
----------------------

SIX MONTHS ENDED JANUARY 31, 1997
---------------------------------

Certain statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Liigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends, competition, litigation, material costs and availability; the loss of any significant management personnel; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with government regulations; and other factors referenced in this report.

The Company recorded net income of $1,291,863 for the six months ended January 31, 1997 as compared to $1,176,555 for the six months ended January 31, 1996. Net income per common and common equivalent share was $0.11 for the six months ended January 31, 1997 as compared to $0.10 for the six months ended January 31, 1996.

Net sales for the six months ended January 31, 1997 increased to $19,823,279 from $16,784,343 for the six months ended January 31, 1996, an increase of $3,038,936 or 18.1%. The increase in sales is due to an increase of sales to the Home Shopping Network ("HSN"). Sales to HSN for the six months ended January 31, 1997 were $12,169,253 as compared to $8,405,663 for the six months ended January 31, 1996. The increased sales to HSN are primarily attributable to the scheduling of the Company's appearances on HSN which dictated that the Company ship products for the August 1996 appearance during the first quarter of the current fiscal year, whereas the Company shipped the August 1995 appearance during the fiscal year ended July 31, 1995. Contributing to the increase of sales to HSN were shipments to HSN of Canada in the amount of $522,639 for the six months ended January 31, 1997 as compared to $276,755 for the six months ended January 31, 1996. For a further discussion of the Company's relationship with HSN see footnote 7 - "Other".

Net sales to department stores for the six months ended January 31, 1997 decreased to $7,654,026 from $8,134,620, a decrease of $480,594 or 6.0%. This decrease is primarily attributable to the Company's decision to stop selling the Adrien Arpel product line in twelve Macy's East locations. The Company stopped shipping this account during October 1996. Management believes that the impact of these stores no longer carrying the Adrien Arpel product line will not have a material impact on profitability. The Company is currently negotiating with several department and specialty store groups to open additional locations during the spring of 1997.

Cost of goods sold as a percentage of net sales was 35.1% for the six months ended January 31, 1997, as compared to 31.6% for the six months ended January 31, 1996. The increase is primarily related to product mix since products sold to HSN had have a higher cost of goods rate and consisted of 62% of total sales for the six months ended January 31, 1997, as compared to 51% of total sales for the six months ended January 31, 1996.

Selling, general and administrative expenses increased to $10,970,850 for the six months ended January 31, 1997 from $10,053,866 for the six months ended January 31, 1996, a 9.1% increase. This increase is primarily attributable to increased commissions due to Adrienne Newman related to Mrs. Newman's employment agreement with the company. Mrs. Newman has been the company's selling host, under the name of Adrien Arpel in its sales program on HSN and her employment agreement provides for commission payments based upon 33% of the net profits attributable to television shopping sales. Increased sales to HSN during fiscal 1997, as compared to fiscal 1996 resulted in increased comparable commission payments.

Interest expenses decreased to $39,438 for the six months ended January 31, 1997 from $161,492 recorded during the prior fiscal year, a 75.6% decrease. This decrease is primarily attributable to lower debt levels.

THREE MONTHS ENDED JANUARY 31, 1997
-----------------------------------

The company recorded net income of $701,405 for the three months ended January 31, 1997 as compared to $741,451 for the three months ended January 31, 1996. Net income per common and common equivalent share was $0.06 for the three months ended January 31, 1997 and the three months ended January 31, 1996.

Net sales for the three months ended January 31, 1997 increased to $10,188,567 from $9,110,445 recorded in the three months ended January 31, 1996, an increase of $1,078,122 or 11.8%. The increase in sales is due to increased sales to HSN. Sales to HSN for the three months ended January 31, 1997 were $6,441,671 as compared to $4,960,089 for the three months ended January 31, 1996.

Cost of goods sold as a percentage of net sales was 37.9% for the three months ended January 31, 1997 as compared to 34.4% for the three months ended January 31, 1996.

Selling, general and administrative expenses for the three months ended January 31, 1997 increased to $5,305,301 from $5,125,384 for the three months ended January 31, 1996, a 3.5% increase.

Interest expenses decreased to $21,027 for the three months ended January 31, 1997 from $77,854 recorded during the same quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had positive working capital of $2,351,438 at January 31, 1997, an increase of $1,364,641 from working capital of $986,797 at July 31, 1996.

Total bank borrowings were reduced by $1,750,000 from $2,325,000 at July 31, 1996 to $575,000 at January 31, 1997. On November 29, 1996 the Company paid the remaining amount of $1.3 million due under its revolving line of credit with Credit Lyonnais, New York. At July 31, 1996 borrowings under this line of credit were $1.6 million.

The Company has a Term Promissory Note due to PNC Bank in the amount of $575,000. The Term Promissory Note with PNC Bank bears interest at a rate of 2% above PNC Bank's prime lending rate and is collateralized by the Company's distribution and administration facility. Principal installments under the Term Promissory Note are due on the first day of each month at $25,000 per month.

The Company is currently implementing a restructuring plan designed to move its retail operations towards profitability and minimize the effect of the departure of Adrienne Newman, as a representative of the Company, which occurred effective January 28, 1997. (For a detailed discussion of the current dispute with Ms. Newman see Note 7 "Other"). The Company recognizes that Ms. Newman's role as the spokesperson for the sales of the Company's Adrien Arpel products on the Home Shopping Network ("HSN"), which commenced in April 1994, produced steadily increasing revenues and profits for the Company. Although the Company has, and continues to seek, a relationship under which Ms. Newman would remain as the Company's spokesperson on HSN, there can be no assurance that the Company and Ms. Newman will reach an agreement regarding her future relationship with the Company. Failure to reach such an agreement whereby Ms. Newman remains affiliated with and provides services to the Company with respect to HSN would have an unfavorable impact on the Company's financial position and results of operations. The Company and Ms. Newman are currently involved in a legal action. The Company is confident it will prevail in its counterclaims or Ms. Newman and the Company will reach a settlement. In response to Ms. Newman's departure, the Company has begun implementing a restructuring plan which includes the following:

Expense Reductions
------------------

The Company has implemented a plan which will result in the reduction of operating expenses of approximately $2 million on an annualized basis. These expense reductions are scheduled to take place over the remaining part of fiscal 1997. The Company continues to seek additional cost reductions above this amount.

Back Room Salon Services
------------------------

The Company is conducting a detailed analysis designed to evaluate the operation of its "back room" salon services at certain retailers, where these services are not profitable for the Company and/or the retail department store with which the Company does business. Makeovers, which in the past consisted of full hour long European facials are being updated and, in many cases, could be substituted or performed at the selling counter, as is done by most of the Company's major competitors. The Company has found that in many instances product sales were sacrificed for "back room" salon services due to the fact that trained cosmeticians were performing hour long facials and could not service customers who desire to purchase products at the sales counters.

New Store Openings
------------------

The Company has met with various retailers who are interested in expanding the Adrien Arpel product line into additional stores with which the Company currently does business and also retailers who are interested in introducing the Adrien Arpel product line within their stores.

Unprofitable Sales Locations
----------------------------

The Company is negotiating with certain retailers to cease the sale of its product line at stores which are not in profitable markets and locations. During the second quarter ended January 31, 1997 the Company decided to stop offering the Adrien Arpel product line at twelve Macy's East locations.

Advertising and Promotional Items
---------------------------------

The Company is shifting its promotional emphasis from seasonal product promotions which were linked to a complimentary hour long European facial to the more traditional "Gift With Purchase" and "Purchase With Purchase" product promotions. This shift in emphasis is consistent with the Company's strategy to cease the operation of its back room salon services, in markets, and at retailers where these types of services were not profitable for the Company or the retailer.

New Products
------------

The Company plans to introduce several new products during the spring selling season and also plans to introduce several products which were previously exclusive to its business with HSN. The Company plans to launch its "Four Cremes in One" product, at retail, for Mother's Day. This product was the Company's most successful and consistent seller on HSN. Customers who have purchased Adrien Arpel products through HSN have been contacting the Company regarding the availability of these products at retail department stores.

Office Consolidation
--------------------

The Company plans to consolidate its administrative staff offices and customer service center into a single location during the spring of 1997. This move is designed to reduce the overhead costs associated with operating two administrative locations. Management believes that this plan will result in the Company reducing operating costs while increasing efficiency and customer service.

Outside Distribution
--------------------

The Company is investigating the possibility of subcontracting its distribution function to a facility which specializes in the distribution of cosmetic and fragrance products to department stores. Management believes that additional savings may be realized by utilizing the services of a distribution specialist. In recent years the cost of distributing products has increased dramatically for the Company primarily due to the investment required for computerized technology related to Electronic Data Interface, Advanced Shipping Notices and inventory control costs. Utilizing an outside distribution specialist will also allow the Company to concentrate its efforts on marketing and sales.

Sale of The Company's Distribution Center
-----------------------------------------

The Company has received an offer on the sale of its Norwood, New Jersey distribution, warehousing and administration facility. On January 31, 1997 the Company had a Term Promissory Note due to PNC Bank in the amount of $575,000 related to the mortgage on this facility. The Term Promissory Note bears interest at a rate of 2% above the prime lending rate with principal payments of $25,000 per month. If this offer results in the sale of this facility the Company would realize approximately $880,000 in net cash proceeds. The potential sale of this facility coupled with the Company's plans to consolidate two office locations and the utilization of an outside distribution specialist will assist in providing short and intermediate term working capital required by the Company during its restructuring.

Fragrance Distribution
----------------------

During December 1996 the Company made a deposit of $1 million towards the purchase of fragrance products from Laboratories Selecta, in France. This transaction is designed to provide additional product sales for the Company in markets, other than those currently handled by the Company's retail cosmetic operations. The Company has an opportunity to realize additional revenues and profits from this transaction during fiscal 1997 and is currently negotiating with several possible distributors for the sale of these products.

Summary
-------

The Company is committed to building a profitable and growing retail business. Management is confident that the above noted cost reduction programs, marketing and promotional changes and operational reorganization will minimize the impact of the Company's current dispute with Adrienne Newman and the related discontinuance of the Company's relationship with HSN.

                           ALFIN, INC AND SUBSIDIARIES





         SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        ALFIN, INC.
                                                        -----------
                                                       (Registrant)





                                                  /s/ Elisabeth Fayer
                                                  -------------------
                                                        Elisabeth Fayer
                                                   Chairman of the Board





         Dated: March 17, 1997                    /s/ Michael D. Ficke
                                                  --------------------
                                                      Michael D. Ficke
                                                   Chief Financial Officer