Form 10-K405/A
period 1996-07-31
ALFIN INC
filed 1997-04-28
CIK 724989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              AMENDMENT NO. 1 TO
                                   FORM 10-K

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

                        Commission File Number: 1-9135

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


         Signature                                     Title


         /S/ Elisabeth Fayer
         ----------------------                        Chief Executive Officer/
             Elisabeth Fayer                           Director


         /S/ Michael D. Ficke
         ----------------------                        Vice President
             Michael D. Ficke                          Chief Financial Officer

         /s/ JACQUES DESJARDINS
         ----------------------                        Director
             Jacques Desjardins



         /s/ STEVEN KORDA
         ----------------------                        Director
             Steven Korda


         /s/ SUZANNE LANGLOIS
         ----------------------                        Director
             Suzanne Langlois

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

                          ALFIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE FISCAL YEARS ENDED JULY 31, 1996


Cash Flows from Operating Activities               1996               1995               1994
------------------------------------               ----               ----               ----

Net Income (Loss)                              $ 2,692,692        $ 1,364,646        $(1,427,148)
Adjustments to Reconcile Net
 Income (Loss) to Net Cash
 Provided by (Used in)
   Operating Activities:

Depreciation and Amortization                      749,887          1,491,472          1,136,909

Loss on Disposal of Fixed Assets                     3,750            192,605            210,816

Gain on Sale of License Agreement                 (394,392)                --                 --

Change in Assets and Liabilities:

 Decrease (Increase) Accounts Receivable           711,945          1,296,533         (1,245,273)
 Decrease (Increase) Inventory                      55,441           (773,234)         1,212,515
 (Increase) Decrease Prepaid Expenses
 and Other                                         (56,726)           291,344              7,485
(Decrease) Increase Accounts Payable &
 Accrued Expenses                               (1,046,256)          (989,177)           215,265

(Decrease) Non-Current Liabilities                      --                 --           (120,000)
                                               -----------        -----------        -----------

Total Adjustments                                   23,649          1,509,543          1,417,717
                                               -----------        -----------        -----------
Net Cash Provided by (Used in)
 Operating Activities                            2,716,341          2,874,189             (9,431)
                                               -----------        -----------        -----------

Cash Flows from Investing Activities

Capital Expenditures                              (346,485)          (387,616)          (193,140)

Sale of License Agreement                          500,000                 --                 --
                                               -----------        -----------        -----------
Net Cash Provided by (Used in)
 Investing Activities                              153,515           (387,616)          (193,140)
                                               -----------        -----------        -----------
Cash Flows from Financing Activities

Payment of Lines of Credit                        (822,520)        (1,371,408)        (6,208,442)

Borrowings from Line of Credit                     328,000            730,175          5,114,322

Proceeds from Related Parties                           --                 --          1,036,851

Payments to Related Parties                        (30,000)          (265,174)        (1,002,618)

Payment of Debt Obligations                       (300,000)        (1,074,974)        (1,310,616)

(Payment) Proceeds from Term
Promissory Note                                   (400,000)                --          1,450,000

Proceeds from Sale of Stock                         50,000                 --                 --
                                               -----------        -----------        -----------
Cash (Used in),
 Financing Activities                           (1,174,520)        (1,981,381)          (920,503)
                                               -----------        -----------        -----------

Net Increase(Decrease) in Cash                   1,695,336            505,192         (1,123,074)

 Cash at Beginning of Year                         515,636             10,444          1,133,518
                                               -----------        -----------        -----------
 Cash at End of Year                           $ 2,210,972        $   515,636        $    10,444
                                               ===========        ===========        ===========

Cash Paid During the Year For:
   Interest                                    $   297,432        $   398,774        $   457,425
   Income Taxes                                    271,695             25,819               --



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
                                               ==========             ==========

CASH & CASH EQUIVALENTS

The Company maintains money market accounts with maturities of three months or less which are reflected as cash equivalents.

TRADE RECEIVABLES-

Trade receivables are shown net of certain valuation allowances which consist of reserves for bad debts, reserves for returns and provisions for advertising and salary charge backs. The provisions for advertising and salary chargebacks are based on agreements with department stores with which the Company does business. The Company is liable for certain advertising and salary charges which takes place at the store level which will be deducted by the department store at the time payment is made to the Company. The Company believes that this presentation more accurately reflects the actual amount which will be collected as cash receipts and that this treatment is consistant with other fragrance and cosmetic companies. At July 31, 1996 and 1995 the Company's provision for advertising and salary deductions was $661,353 and $364,432 respectively.

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

(6) INCOME TAXES:

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between financial statement and taxable income by applying statutory tax rates applicable to future years. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. The Company has recorded a valuation allowance equal to the amount of deferred taxes for the fiscal years ended Juoly 31, 1996 and 1995 due to:

     --The prior operating history of the Company.
     --Dependence of the Company upon the Home Shopping
       Network ("HSN") in providing profitability.
     --No written commitment between the Company and HSN
       for appearances during fiscal 1998.
     --The status of litigation with Adrienne Newman regarding her employmewnt agreement with the Company. Ms. Newman has been the Company's main spokesperson on HSN.

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