Form 10-Q
period 1997-04-30
ALFIN INC
filed 1997-06-16
CIK 724989

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         (Mark One)


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended  April 30, 1997

         OR

/   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                 to
                                        ---------------    --------------------

         Commission File Number  1-9135

                                   ALFIN, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   New York                             13-3032734
    ---------------------------------------   ----------------------------
         (State or other jurisdiction of          (I. R. S. Employer
         incorporation or organization)          Identification Number)

       720 Fifth Avenue, New York, N. Y.                   10019
   ------------------------------------------          --------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,787,983 shares of common stock, $.01 par value per share, at June
12, 1997.

                          ALFIN, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
------   ---------------------                                              ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
               April 30, 1997 and July 31, 1996                              2-3

               Condensed Consolidated Statements of
               Operations for the three months and nine
               months ended April 30, 1997 and 1996                            4

               Condensed Consolidated Statements of
               Cash Flows for the nine months ended                            5
               April 30, 1997 and 1996

               Notes to Condensed Consolidated
               Financial Statements                                         6-10


Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results                          11-14
               of Operations


PART II - OTHER INFORMATION
-------   -----------------

Item 4.        Submission of matters to a vote of                             15
               Security Holders

Item 5.        Other Information                                              15

Signatures                                                                    16

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)





                     ASSETS                         April 30,         July 31,
                     ------                            1997             1996
                                                   -----------     ------------
CURRENT  ASSETS:

Cash & Cash Equivalents                            $   329,995     $  2,210,972
Accounts receivable, net of allowances for
  doubtful accounts and chargebacks of
  $820,969 and $998,769 at April 30, 1997
  and July 31, 1996, respectively and sales
  allowances of $180,198 at April 30, 1997
  and July 31, 1996                                    329,382          680,370

Inventories                                          2,853,198        3,271,126
Prepaid expenses and other current assets            1,394,147          746,513

                                                   -----------     ------------
Total current assets                                 4,906,722        6,908,981

                                                   -----------     ------------
PROPERTY AND EQUIPMENT                               5,199,969        4,998,954
  Less-accumulated depreciation and
  amortization                                      (3,904,804)      (3,537,025)

                                                   -----------     ------------
  Property and equipment, net                        1,295,165        1,461,929

                                                   -----------     ------------

OTHER ASSETS:

Goodwill, net of accumulated amortization
of $532,075 and $472,957 at April 30, 1997
and July 31, 1996, respectively                      2,620,962        2,680,081
Other                                                   92,177          177,195

                                                   -----------     ------------

Total other assets                                   2,713,139        2,857,276

                                                   -----------     ------------

Total assets                                       $ 8,915,026     $ 11,228,186
                                                   ===========     ============



                   The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY             April 30,           July 31,
------------------------------------                1997               1996
                                                ------------       ------------
CURRENT LIABILITIES:

Current portion of mortgage, note
 and other loans payable                        $    333,499       $  1,933,499
Due to related parties                                    --              4,826
Accounts payable                                   1,301,134          2,177,078
Accrued expenses-other                             1,975,329          1,806,781

                                                ------------       ------------

 Total current liabilities                         3,609,962          5,922,184

NOTES PAYABLE                                        200,000            425,000

                                                ------------       ------------

  Total liabilities                                3,809,962          6,347,184

                                                ------------       ------------

REDEEMABLE PREFERRED STOCK                           750,000            750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
 17,000,000 shares authorized;
 11,721,259 and 11,662,926
 shares issued and outstanding
 at April 30, 1997 and July 31, 1996,
 respectively:                                       117,212            116,629

Additional paid-in capital                        12,845,040         12,787,290

Accumulated deficit                               (8,607,188)        (8,772,917)

                                                ------------       ------------

  Total shareholders' equity                       4,355,064          4,131,002

                                                ------------       ------------

Total liabilities and share-
holders' equity                                 $  8,915,026       $ 11,228,186

                                                ============       ============



                   The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                           ALFIN, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended                Nine Months Ended
                                            April 30,                        April 30,
                                      1997             1996             1997             1996
                                 ------------     ------------     ------------     ------------
Net Sales                        $  3,130,544     $  8,582,452     $ 22,953,823     $ 25,366,795

Cost of goods sold                    790,908        2,869,558        7,743,036        8,175,867

                                 ------------     ------------     ------------     ------------

Gross profit on sales               2,339,636        5,712,894       15,210,787       17,190,928


Selling, general and
 administrative expenses            3,901,138        5,185,050       14,871,988       15,238,916

                                 ------------     ------------     ------------     ------------

Operating (Loss) Profit            (1,561,502)         527,844          338,799        1,952,012

Other income (expense)
 Interest income (expense)              1,494          (67,756)         (37,944)        (229,248)
 Other income                               0          385,748                0          369,627

                                 ------------     ------------     ------------     ------------

Total other income (expense)            1,494          317,992          (37,944)         140,379

                                 ------------     ------------     ------------     ------------
Income before (Benefit)
   Provision for income taxes      (1,560,008)         845,836          300,855        2,092,391

(Benefit) Provision for
 Income Taxes                        (433,873)          60,000          135,127          130,000

                                 ------------     ------------     ------------     ------------

Net (Loss) Income                $ (1,126,135)    $    785,836     $    165,728     $  1,962,391

                                 ============     ============     ============     ============

Weighted average number
 of common and common
 equivalent shares                 11,868,628       11,918,482       12,061,755       11,796,723

                                 ------------     ------------     ------------     ------------

Net (Loss) Income per
 common and common
 equivalent shares               $      (0.09)    $       0.07     $       0.01     $       0.17

                                 ============     ============     ============     ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          ALFIN, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                       April 30,

                                                                  1997            1996
                                                              -----------     -----------
Cash Flows from Operating Activities:

Net Income                                                    $   165,728     $ 1,962,391

                                                              -----------     -----------
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation & Amortization                                      426,898         548,061
 Gain on Sale of Trademark                                             --        (394,392)
 Decrease (Increase) Accounts Receivable                          350,988        (208,176)
 Decrease  Inventory                                              417,928         613,886
 (Increase) Prepaid Expenses & Other Assets                      (562,616)          9,286
 (Decrease) Increase  Accounts Payable & Accrued Expenses        (707,395)         50,693

                                                              -----------     -----------

Total Adjustments                                                 (74,197)        619,358

                                                              -----------     -----------
Net Cash Provided by
  Operating Activities                                             91,531       2,581,749

                                                              -----------     -----------

Cash Flows from Investing Activities
Capital Expenditures                                             (201,015)       (310,820)
Proceeds from Sale of Trademark                                        --         500,000
Net Cash (Used in) Provided by
                                                              -----------     -----------
  Investing Activities                                           (201,015)        189,180

Cash Flows from Financing Activities
Payment of Lines of Credit                                     (1,600,000)       (194,520)
Payment of Debt Obligations                                      (225,000)       (625,000)
Payments to Related Parties                                        (4,826)             --
Proceeds From Sale of Stock                                        58,333              --

                                                              -----------     -----------
Net Cash Used in Financing Activities                          (1,771,493)       (819,520)

Net(Decrease)Increase in Cash                                  (1,880,977)      1,951,409
Cash at Beginning of Period                                     2,210,972         515,636

                                                              -----------     -----------
Cash at End of Period                                         $   329,995     $ 2,467,045

                                                              ===========     ===========

Cash Paid during the quarter ended
Interest                                                      $   103,510     $    90,066
Income Taxes                                                      140,280          95,969


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1997
                                   (Unaudited)

(1) Summary of significant accounting policies:

In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at April 30,1997 and July 31, 1996, the results of its operations for the three and nine months ended April 30, 1997 and 1996 and the cash flows for the nine month period ended April 30, 1997 and 1996. All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1996 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K and 10K/A.

All significant intercompany transactions and accounts have been eliminated in consolidation. Interim period results are not necessarily indicative of the results of operations for a full year.

These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the Annual Report on Form 10-K and 10K/A for the fiscal year ended July 31, 1996, filed with the Securities and Exchange Commission.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and, through January 1997, a television shopping network. Concentration of credit risk with respect to trade receivables is significant due to the Company's dependence on certain customers in the Company's customer base. At April 30 , 1997, a television shopping network accounted for 53% of sales and 0% of accounts receivable.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company has not finalized the assessment of any SFAS No. 121 impact in the Company's financial position of results of operation.

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

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                April 30, 1997
                                   (Unaudited)

In December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standards, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for earlier periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

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

Cash & Cash Equivalents

The Company maintains money market accounts with maturities of three months or less which are reflected as cash equivalents

Advertising Expenses

The Company advertises through cooperative advertising programs and catalogues. Advertising costs as a percentage of consolidated retail store sales has been 9.7% and 11.4% for the fiscal year ended July 31, 1996 and the nine months ended April 30, 1997 respectively.

Concentration of Revenues

The Company recognizes revenue at the time orders are shipped to customers. For the quarter ended April 30, 1997, approximately 84% of department store sales are derived from merchandise, 4% from services and 12% from seasonal, promotional items. As is common in the cosmetic industry, the Company provides its customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company varies from between 6.1% and 4.8% for the fiscal year ended July 31, 1996, and nine months ended April 30, 1997 respectively.

(2) Inventory:

    Inventory at April 30, 1997 and July 31, 1996 was comprised of finished goods amounting to $1,573,865 and $1,303,538, respectively, and components of $1,279,333 and $1,967,588, respectively.

(3) Other Assets:

    Goodwill related to the acquisition of Arpel is being amortized using the straight line method over 40 years. The Company evaluates the recoverability of goodwill based upon an analysis of operating results and consideration of other significant events or changes in the business. If operating losses are experienced and expected to continue the Company evaluates whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest. At the present time the Company does not believe that the recoverability of goodwill is impaired.

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

    During December 1996 the Company made a deposit of $1 million towards the purchase of fragrance products from Laboratories ("Selecta") in France. This transaction was designed to provide additional product sales for the Company in markets, other than those currently handled by the Company's retail cosmetic operations. During May 1997 the Company and Selecta agreed to cancel this purchase. Under the agreement to cancel Selecta will refund the Company the sum of $1 million plus interest at a rate of 10.5% per annum. The first payment was made on May 21, 1997 in the amount of $260,125. Additional payments in the amounts of $266,833, $271,281 and $277,990 are due to be made on July 31, September 30 and December 31, 1997 respectively. The Company plans to use these funds for working capital purposes.

(4) Debt:

    Term Promissory Note:

    During June 1997 the Company paid the remaining balance of $450,000 which was due to PNC Bank on its term promissory note. The term promissory note was collateralized by a distribution and administration facility which was sold by the Company. The balance under this term promissory note was $725,000 at July 31, 1996. Principal payments under this note were $25,000 per month.

    Lines of Credit:

    On November 29, 1996 the Company paid the balance of its revolving secured line of credit of $1.3 million which was due to Credit Lyonnais, New York.

(5) Computation of net income per common and common equivalent share:

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

(6) Income Taxes

    The Company maintains approximately $8.5 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009; however, the annual use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. As such, the Company has reflected a tax provision of $135,127 in its condensed consolidated statement of operations for the nine months ended April 30, 1997 which primarily relates to Federal and State income taxes.

(7) Other

    On October 28, 1996 the Company received notice from Adrienne Newman purporting to terminate her April 4, 1990 Employment Agreement with the Company (such agreement as subsequently amended is the "Employment Agreement"), based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of the Company's wholly owned subsidiary (Adrien Arpel, Inc ("ARPEL") and had been the Company's selling host, under the name of Adrien Arpel in its sales program on the Home Shopping Network, Inc. ("HSN"). The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants, 500,000 of which were scheduled to expire in November 1998 and the remaining 125,000 of which were schedule to expire on July 31, 2001.

    On November 8, 1996 the Company and Adrienne Newman reached an agreement (the "Interim Agreement") whereby Ms. Newman agreed to appear as the selling host for ARPEL on HSN shows scheduled for November and December 1996 and January 1997 ("the HSN Selling Period"). During the HSN Selling Period, Ms. Newman acted as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action against the other in connection with their
    dispute     over Ms. Newman's termination of the Employment Agreement until after the expiration of the HSN Selling Period.

    On January 28, 1997, after the expiration of the HSN Selling Period, the Company was served with a summons and complaint returnable in the Supreme Court, New York County, by Adrienne Newman. Ms. Newman has asserted claims for damages against the Company based upon alleged breaches by the Company of Ms. Newman's Employment Agreement and the Interim Agreement. Unspecified damages are claimed. A further claim requested a judicial determination that the Employment Agreement was materially breached by the Company resulting in its termination.

    On March 19, 1997 the Company served an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserts various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, it is the position of the Company that Ms. Newman was in material breach of her Employment Agreement when she terminated the Employment Agreement on October 28, 1996. As a consequence, it is the Company's belief that Ms. Newman's refusal to perform throughout the term of her Employment Agreement until April 1998, particularly her willful refusal and failure to appear as the Company's selling host on HSN, will damage the Company at least in the sum of eleven million ($11,000,000). The Company will also assert claims against Ms. Newman for breaches of her covenant not to compete and her covenant not to disclose trade secrets and proprietary data, and for attempting to disparage the Company. In the view of management, Ms. Newman's Complaint lacks substantial merit and the Company should prevail on its Counterclaims.

    On May 14, 1997 Ms. Newman appeared on HSN as a representative of her own Company selling cosmetic products under the name Signature Club A. Ms. Newman appeared for approximately 25 hours on HSN concluding her live appearances on May 18, 1997. The Company and its attorneys are reviewing these appearances and may seek further legal remedies and actions against Ms. Newman. During these appearances Ms. Newman was not acting on behalf of the Company or its trademark protected Adrien Arpel product line.

(8) Subsequent Events

    Office Consolidation

    During June 1997 the Company consolidated its administrative staff offices and customer service center into a single location. This move is designed to reduce the overhead costs associated with operating two administrative locations. Management believes that the consolidation will result in the Company reducing operating costs while increasing efficiency and customer service. Moving expenses related to this move were immaterial.

    Sale of the Company's Distribution Center

    During June 1997 the Company sold its Norwood, New Jersey distribution, warehousing and administration facility for $1,414,000. The Company recorded a gain of $904,160 on this transaction which will be reflected during the fourth quarter ending July 31, 1997. After satisfying the remaining balance of its term promissory note in the amount of $450,000 which was due to PNC Bank and selling expenses in the amount of $84,840, the net proceeds realized were $879,160. The Company plans to use the net proceeds for working capital purposes.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 APRIL 30, 1997

RESULTS OF OPERATIONS:

Certain statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends, competition, litigation, material costs and availability; the loss of any significant management personnel; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this report.

NINE MONTHS ENDED APRIL 30, 1997

The Company recorded net income of $165,728 for the nine months ended April 30, 1997 as compared to $1,962,391 for the nine months ended April 30, 1996. Net income per common and common equivalent share was $0.01 for the nine months ended April 30, 1997 as compared to $0.17 for the nine months ended April 30, 1996.

Net sales for the nine months ended April 30, 1997 decreased to $22,953,823 from $25,366,795 for the nine months ended April 30, 1996, a decrease of $2,412,972 or 9.5%. The decrease is due to an end to the Company's relationship with the Home Shopping Network ("HSN") combined with a decrease in sales to department stores. Sales to HSN for the nine months ended April 30, 1997 were $12,182,949 as compared to $12,706,901 for the nine months ended April 30, 1996, a decrease of $523,952 or 4.1%. The Company's relationship with HSN ended during January 1997 due to the Company's dispute with Adrienne Newman. For a further discussion of the Company's relationship with Adrienne Newman and HSN see footnote 7 - "Other".

Net sales to department stores for the nine months ended April 30, 1997 decreased to $10,770,874 from $12,659,894 for the nine months ended April 30, 1996, a decrease of $1,889,020, or 14.9%. The Company is selling its Adrien Arpel product line in 271 locations throughout the United States and Canada at April 30, 1997 as compared to 315 locations at April 30, 1996. The majority of the locations which have been closed were not profitable for the Company or the department store groups with which the Company does business. The related expense savings from the closing of these locations coupled with additional administrative expense cuts made by the Company is estimated to be $2.2 million on an annualized basis. The Company is currently negotiating with several department and specialty store groups to open additional locations during the current fiscal year.

Cost of goods sold as a percentage of net sales was 33.7% for the nine months ended April 30, 1997, as compared to 32.2% for the nine months ended April 30, 1996. The increase is primarily related to product mix since products sold to HSN have had a higher cost of goods rate and consisted of 53% of total sales for the nine months ended April 30, 1997, as compared to 50% of total sales for the nine months ended April 30, 1996.

Selling, general and administrative expenses decreased to $14,871,988 for the nine months ended April 30, 1997 from $15,238,916 for the nine months ended April 30, 1996, a decrease of $366,928, or 2.4%. The decrease is primarily related to the Company's expense reduction program which has been implemented during the quarter.

Interest expenses decreased to $37,944 for the nine months ended April 30, 1997 from $229,248 recorded during the prior fiscal year, a 83% decrease. This decrease is primarily attributable to significantly lower debt levels. Included in other income for the nine months ended April 30, 1996 is a gain in the amount of $394,392 which was recorded when the Company sold its worldwide manufacturing and licensing rights to Robert Piguet. Fragrances to Fashion Fragrances and Cosmetics Ltd.

THREE MONTHS ENDED APRIL 30, 1997

The Company recorded a net loss of $1,126,135 for the three months ended April 30, 1997 as compared to net income of $785,836 for the three months ended April 30, 1996. The net loss per common and common equivalent share was ($0.09) for the three months ended April 30, 1997 as compared to net income of $0.07 for the three months ended April 30, 1996.

Net sales for the three months ended April 30, 1997 decreased to $3,130,544 from $8,582,452 for the three months ended April 30, 1996, a decrease of $5,451,908 or 63.5%. The decrease is primarily due to an end to the Company's relationship with HSN combined with a decrease in sales to department stores. Sales to HSN for the three months ended April 30, 1997 were $13,696 as compared to $4,301,238 for the three months ended April 30, 1996, a decrease of $4,287,542 or 99.7%. The Company's relationship with HSN ended during January 1997 due to the Company's dispute with Adrienne Newman. For a further discussion of the Company's relationship with Adrienne Newman and HSN see footnote 7 - "Other".

Net sales to department stores for the three months ended April 30, 1997 decreased to $3,116,848 from $4,281,214 for the three months ended April 30, 1996, a decrease of $1,164,366 or 26.3%. The Company is in the process of restructuring its retail department store business.

Although sales have decreased the Company's management is confident that its restructuring plans, designed towards making its retail operations profitable, will succeed. The Company has instituted expense cuts, improved its product line and has instituted programs designed to increase department stores sales.

Cost of goods sold as a percentage of net sales was 25.3% for the three months ended April 30, 1997 as compared to 33.4% for the three months ended April 30, 1996. The decrease is primarily related to product mix since products sold to HSN have had a higher cost of goods rate.

Selling, general and administrative expenses decreased to $3,901,138 for the three months ended April 30, 1997 from $5,185,050 for the three months ended April 30, 1996, a decrease of $1,283,912 or 24.9%. The decrease is primarily related to a decrease of approximately $805,000 in compensation payments to Adrienne Newman during the three months ended April 30, 1996. Ms. Newman's employment agreement with the Company required that the Company compensate Ms. Newman for 33.1/3% of the profits attributable to sales of products on HSN. Contributing to the expense decrease was the expense reduction program which has been implemented by the Company during the quarter.

The Company recorded interest income during the three months ended April 30, 1997 in the amount of $1,494 as compared to interest expense of $67,756 for the three months ended April 30, 1996. The Company has been earning interest on short term marketable securities and has reduced debt levels. During June 1997 the Company satisfied the remaining balance due on its Term Promissory note with PNC Bank in the amount of $475,000. After this payment the Company has decreased its bank debt to $0. Included in other income for the three months ended April 30, 1996 is a gain in the amount of $394,392 which was recorded when the Company sold its worldwide manufacturing and licensing rights to Robert Piguet Fragrances.

Liquidity and Capital Resources

The Company had positive working capital of $1,296,760 at April 30, 1997, an increase of $334,963 from working capital of $986,797 at July 31, 1996.

Total bank borrowings were reduced by $1,825,000 from $2,325,000 at July 31, 1996 to $500,000 at April 30, 1997. During June 1997 the Company paid the remaining balance of $450,000 which was due to PNC Bank on its term promissory note. The term promissory note was collateralized by the Company's distribution and administration facility which was sold during June for $1,414,000. After satisfying the amount due to PNC Bank and selling expenses of $84,840 the Company received net proceeds of $879,160 from the sale of this facility which the Company plans to use for working capital purposes. During November 1996 the Company paid the remaining amount of $1.3 million due under its revolving line of credit with Credit Lyonnais, New York. The payment of these two loan facilities during the current fiscal year has reduced the Company's bank debt to $0 as of June 1997.

During December 1996 the Company made a deposit of $1 million towards the purchase of fragrance products from Laboratories ("Selecta") in France. This transaction was designed to provide additional product sales for the Company in markets, other than those currently handled by the Company's retail cosmetic operations. During May 1997 the Company and Selecta agreed to cancel this purchase. Under the agreement to cancel Selecta will refund the Company the sum of $1 million plus interest at a rate of 10.5% per annum. The first payment was made on May 21, 1997 in the amount of $260,125. Additional payments in the amounts of $266,833, $271,281 and $277,990 are due to be made on July 31, September 30 and December 31, 1997 respectively. The Company plans to use these funds for working capital purposes.

The Company has implemented a restructuring plan designed to move its retail operations towards profitability and minimize the effect of the departure of Adrienne Newman. This plan includes an anticipated $2.2 million in annualized operating expense reductions. In addition to the expense reduction program the Company is meeting with various retailers who are interested in carrying the Adrien Arpel product line in markets which are currently not covered by the Company. These markets include expanding beyond the United States and Canadian borders which are now handled by the Company's employee sales force.

Although the Company's emphasis is on improving its current retail business the Company is also investigating the possibility of developing a relationship similar to its successful relationship with HSN. Customers who have purchased Adrien Arpel products through HSN have been contacting the Company regarding the availability of these products. The demand has been great enough that the Company has started filling telephone orders in markets not covered by its current retail business. In addition the Company has been introducing at its department stores several products which were exclusive to its business with HSN.

The Company has discontinued its plan designed to cease the operation of its back room salon services and has decided to continue its product promotions which include a complimentary European facial. The back room salons operated by the Company are one of the things which has made Adrien Arpel unique in the Cosmetics industry.

Management is confident that its cost reduction programs combined with its programs designed to build a profitable retail department store business and its plans to expand into markets not currently selling the Adrien Arpel product line will minimize the impact of the Company's dispute with Adrienne Newman and the related discontinuance of the Company's relationship with HSN.

Item 4. Submission of Matters to a vote of Security holders:

On May 20, 1997 the Company held its 1997 Annual Meeting of Shareholders ("the Meeting"). At the Meeting shareholders elected Jacques Desjardins, Elisabeth Fayer, Steven Korda and Suzanne Langlois to serve as the directors of the Company until the next annual meeting of shareholders. In addition, at the Meeting shareholders approved the appointment of Arthur Andersen LLP as independent auditors of the Company for fiscal year 1997.

Item 5. Other Information



                                      NONE

                           ALFIN, INC AND SUBSIDIARIES





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALFIN, INC.
                               -----------------------------

                                  (Registrant)





                               /s/ Elisabeth Fayer
                               -----------------------------

                                  Elisabeth Fayer
                               Chairman of the Board





Dated: June 13,1997            /s/ Michael D. Ficke
                               -----------------------------

                               Chief Financial Officer