Form 10-K405
period 1997-07-31
ALFIN INC
filed 1997-11-12
CIK 724989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _________TO___________

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

                               YES__X__                   NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on November 5, 1997, was $2,615,090. As of November 5, 1997, the Registrant had 11,787,983 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

Alfin Inc., a New York corporation (the "Company"), is engaged through its wholly-owned subsidiary, ADRIEN ARPEL, INC. ("ARPEL"), in distributing cosmetics and other beauty products and providing facial and other beauty services in department stores and in specialty stores throughout the United States and Canada. From April 1994 through January 1997, ARPEL also distributed specially packaged cosmetic products through television marketing on the Home Shopping Network ("HSN").

PRODUCTS AND MAJOR DISTRIBUTION AGREEMENTS

CURRENT PRODUCTS

The Company develops, distributes and sells skin care and cosmetic products under the trademark "ADRIEN ARPEL". ARPEL acts as an operator of service-oriented skin care salons in department and specialty stores. From April 1994 through January 1997, ARPEL also distributed specially packaged cosmetic products through television marketing on the HSN. The Company's relationship with HSN ended as of January 27, 1997, following a contract dispute between the Company and Ms. Adrienne Newman which led to the departure of Ms. Newman from the Company. Ms. Newman served as the President of ARPEL and had been the Company's selling host, under the name of Adrien Arpel, in its sales program on HSN. For a detailed discussion of the legal action between the Company and Ms. Newman as a result of this dispute see "Item 3. Legal Proceedings".

ARPEL'S product line consists of a line of high quality natural based skin care products and a line of make up products. ARPEL products are positioned in the better segment of the market and are competitively priced with other comparable brands. In fiscal 1997, approximately 48.4% of ARPEL'S net sales were made to HSN and approximately 51.6% were made to department stores.

DISCONTINUED PRODUCTS

The Company was originally engaged in the manufacturing, importation, distribution, marketing and merchandising of fine imported fragrance products. Beginning in 1993, the Company significantly reduced its distribution of fragrance products and in July 1995, the Company ceased its distribution of fragrance products.

During March 1996 the Company sold its exclusive worldwide manufacturing, distribution and licensing rights for FRACAS and BANDIT and other fragrances by Robert Piquet to Fashion Fragrances and Cosmetics Ltd. ("FF&C") for an aggregate price of $1.2 million to be payable in installments. During the first quarter of fiscal 1997 the Company and FF&C agreed to reduce the purchase price payable by FF&C to the Company by $100,000. This adjustment was necessary because certain molds included in the purchase price were damaged and unusable. The Company received the remaining purchase price installment of $350,000 from this transaction in July 1997.

SALES AND MARKETING

The Company's major domestic accounts include Boscov's, Burdines, Dayton/Hudson, Dillards, Federated Department Stores, Foley's, Hechts, HSN, Kaufmanns, and Mercantile. ARPEL also sells directly to the Canadian department store, the Bay. Sales to department stores accounted for approximately 51.6% of sales for fiscal 1997. The arrangement with HSN represented approximately 48.4% of sales for fiscal 1997. No other single domestic account, foreign distributor or independent sales agent accounted for sales in an aggregate amount equal to 10% or more of the Company's consolidated net sales.

As is common in the fragrance and cosmetic industry, the Company provides its domestic customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was approximately 4.7%, 6.1% and 3.0% for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

Sales to foreign accounts, expressed as a percentage of net sales, were 7.2%, 6.4% and 3.0% for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

On August 6, 1997 the Company entered into an agreement with Target Mailing Lists, Inc., ("Target"). Under the agreement the Company and Target will place advertisements in publications for the sale of specialty packaged cosmetic and skin care products. Target will advance all production costs for advertisements approved by the Company and the Company will advance all creative costs associated with such advertising. Expenses incurred by Target and the Company shall be reimbursed pro rata from gross revenues received from the sale of products. All revenues remaining after payment of expenses shall be allocated 49.5% to Target, 40.5% to the Company and 10% to other parties. The agreement terminates on February 6, 1999 and renews automatically if the advertising placed by Target and the Company generates more than $1.5 million in retail sales within a one year period from the date the advertisement first appears in the media.

The Company has developed a professionally designed Catalogue. The initial edition was mailed during October and November 1997 to approximately 70,000 consumers and featured approximately 25 of Arpel's most popular products and skin care kits. The Company plans to have subsequent editions featuring approximately 50 products and to mail its catalogue four times each year during the winter, spring, summer and fall, with an anticipated increase in volume from mailing to mailing. This Catalogue was conceived primarily in response to customer demands.

The Company is in the final stages of preparing to introduce its products in Italy through Shopping America an Italian home shopping program. The format will be similar to HSN and QVC in the United States and Teleshopping, the most successful home shopping show in France. This shopping network will reach 40 million viewers which represents 81.7% total coverage in Italy. The Company plans to launch a test market during November 1997 and is scheduled to be the exclusive cosmetic line.

RESEARCH AND DEVELOPMENT

The Company did not spend a material amount on research and development during the fiscal years ended July 31, 1997, 1996 and 1995. The Company introduces new products and improves its packaging in response to changing consumer demands.


ADVERTISING

The Company advertises through cooperative advertising programs, and catalogues. Advertising costs as a percentage of consolidated retail store sales for the fiscal years ended July 31, 1997, 1996 and 1995 were 11.7%, 9.7%, and 9.4%, respectively. The Company also promotes its products through the use of promotional materials, special promotions and in-store displays.

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

The Food and Drug Administration ("FDA") monitors certain aspects of the cosmetic industry, particularly those that relate to advertising claims and purported benefits with respect to cosmetic products and the physical composition of cosmetics. The Company has not been notified by the FDA, nor, to its knowledge, have any of its manufacturers been notified by the FDA, that any of the products that the Company distributes are presently the subject of any FDA investigation or that any claims or complaints have been made or are threatened against the products that the Company distributes. Notwithstanding the foregoing, the Company does not believe that any FDA approvals or consents are required with respect to any of the products the Company distributes.

The Federal Trade Commission ("FTC") monitors certain other aspects of the Company's business, particularly as they relate to product packaging and advertising. The Company designs the packaging of all products it distributes, and for which it owns the relevant trademark. The Company has not been notified by the FTC that any of the Company's products or practices are presently the subject of any FTC investigation or that any, claims or complaints have been made or are threatened against the Company.

The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business.

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

GENERAL ECONOMIC CONDITIONS

Retail cosmetic purchases are discretionary and are frequently made by customers using consumer credit. The Company believes that a decline in consumer credit purchases could adversely affect the business and financial condition of department stores and therefore, the Company.

EMPLOYEES

As of July 31, 1997, the Company had 84 employees. Of these, 59 were engaged in sales and marketing activities, 18 in administrative functions and 7 in distribution activities.

ITEM 2. PROPERTIES

The Company maintains its corporate headquarters in New York City and occupies approximately 7,400 rentable square feet under a lease expiring on November 30, 2001. The lease provides for annual payments of approximately $240,000.

During June 1997 the Company sold its Norwood, New Jersey distribution and administration center for $1,416,000. From the proceeds of this sale the Company satisfied the remaining balance of its term promissory note in the amount of $450,000 which was due to PNC Bank. The Company occupies approximately 15,000 rentable square feet in the same facility under a lease expiring June 2000. The lease provides for annual payments of $107,000.

ITEM 3. LEGAL PROCEEDINGS

On October 28, 1996 the Company received notice from Adrienne Newman purporting to terminate her April 4, 1990 Employment Agreement with the Company (such agreement as subsequently amended is the "Employment Agreement"), based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of ARPEL, the Company's wholly-owned subsidiary, and had been selling host, under the name of Adrien Arpel, in its sales program on HSN. The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants, 500,000 of which were scheduled to expire in November 1998 and the remaining 125,000 of which were scheduled to expire on July 31, 2001.

On November 8, 1996 the Company and Adrienne Newman reached an agreement (the "Interim Agreement") whereby Ms. Newman agreed to appear as the selling host for ARPEL on HSN shows scheduled for November and December 1996 and January 1997 (the "HSN Selling Period"). During the HSN Selling Period, Ms. Newman acted as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action against the other in connection with their dispute over Ms. Newman's termination of the Employment Agreement until after the expiration of the HSN Selling Period.

On January 28, 1997, after the expiration of the HSN Selling Period, the Company was served by Adrienne Newman with a summons and complaint returnable in the Supreme Court, New York County whereby Ms. Newman asserted claims for damages against the Company based upon alleged breaches by the Company of Ms. Newman's Employment Agreement and the Interim

Agreement. Unspecified damages were claimed. A further claim requested a judicial determination that the Employment Agreement was materially breached by the Company resulting in its termination.

On March 19, 1997 the Company served an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserts various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, it is the position of the Company that Ms. Newman was in material breach of her Employment Agreement when she terminated the Employment Agreement on October 28, 1996. As a consequence, it is the Company's belief that Ms. Newman's refusal to provide services to the Company throughout the term of her Employment Agreement which expires in April 1998, particularly her willful refusal and failure to appear as the Company's selling host on HSN, will damage the Company in the sum of at least eleven million dollars ($11,000,000). The Company also asserted claims against Ms. Newman for breaches of her covenant not to compete and her covenant not to disclose trade secrets and proprietary data.

During May 1997, Ms. Newman started appearing on HSN as a representative of her own company selling cosmetic products under the name "Signature Club A". Ms. Newman has subsequently appeared on HSN on a monthly basis. The Company and its attorneys are currently reviewing these appearances and may seek further legal remedies and actions against Ms. Newman. During these appearances Ms. Newman was not acting on behalf of the Company or its trademark protected Adrien Arpel product line.

The case is currently in the discovery phase. Upon completion of discovery the action will be ready for trial but no trial date has yet been fixed.

In addition to the above, the Company, in the normal course of business, is a defendant in numerous actions/lawsuits. The Company does not believe the outcome of these action/lawsuits will have a material impact on the Company's financial position or results from operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

In July 1997 the Company, was advised by the American Stock Exchange (the "ASE") that it wished to review with the Company its continued listing eligibility on the ASE based upon the Company falling below certain ASE continued listing guidelines. The Company met with representatives of the ASE and made both oral and written presentations to the ASE. The Company was advised by the ASE, by letter dated September 15, 1997, that the Company's listing on the ASE would be continued subject to future review by the ASE of the Company's favorable progress in satisfying the ASE's guidelines for continued listing and to the ASE's routine periodic reviews of the Company's SEC and other filings. The ASE has requested an updated report from the Company to be submitted on or before December 17, 1997 which must address, among other things, the Company's ability to satisfy its cash needs and to achieve its projections of profitability. There can be no assurance that the ASE will continue to permit the Company to be listed on the ASE.

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




 Quarter Ended          High           Low
 -------------          ----           ---


JULY 31, 1995            2-1/8         11/16
October 31, 1995         1-3/4        1-1/16
January 31, 1996        1-9/16         15/16
April 30, 1996           2-1/8         1-1/8
JULY 31, 1996           3-1/16         1-1/4
October 31, 1996         2-3/8         1-1/2
January 31, 1997       1-11/16         1-1/8
April 30, 1997          1-9/16         13/16
JULY 31, 1997            1-1/4           1/2




The number of shareholders of record of the Common Stock on November 7, 1997 was 2,228. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "Street Name".

The Company has paid no cash dividends with respect to its Common Stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

(000's omitted, except                                 Fiscal Years Ended July 31
per share amounts)                  1997            1996           1995            1994            1993
                                    ----            ----           ----            ----            ----
0perating Data:
Net sales                       $ 24,701        $ 34,733       $ 32,151        $ 29,358        $ 34,764

Gross profit                      16,517          23,353         22,859          21,707          21,729

Operating (loss)income            (3,877)          2,820          1,960            (924)         (7,555)

Other income (expense)               948              54           (460)           (503)            832


(Loss) income  before
 provision for
 income taxes                     (2,929)          2,874          1,500          (1,427)         (6,723)

Net (Loss) income               $ (3,009)       $  2,693       $  1,365        $ (1,427)       $ (6,723)
                                --------        --------       --------        --------        --------

Net (loss)income  per
 Common equivalent share:       $  (0.25)       $   0.22       $   0.12        $  (0.14)       $  (0.85)
                                ========        ========       ========        ========        ========



Balance Sheet Data:

  Working Capital               $  1,254        $    988       $ (2,629)       $ (5,905)       $ (6,835)

        Total assets               4,611          11,228         10,756          12,362          14,615

  Short-term debt                      0           1,938          2,863           5,421           7,641

  Long-term debt                       0             425            725             149             149

  Shareholders' equity          $  1,181        $  4,131       $  1,388        $     24        $    151
                                ========        ========       ========        ========        ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -

Certain statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions; industry capacity; industry trends, competition, litigation, material costs and availability; the loss of any significant management personnel; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this report.

The following table sets forth items in the Statements of Operations as a percent of net sales:

                                         Relationship to Net Sales
                                    for the Fiscal Years Ended July 31,
                                    1997           1996          1995
                                   ------         ------        ------
Net sales                           100.0%         100.0%        100.0%

Cost of goods sold                   33.1           32.8          28.9

Selling, general and
 administrative expenses             71.7           59.1          65.0

Write off of goodwill                10.9             --            --

Operating (loss) income             (15.7)           8.1           6.1

Other income (expense) , net          3.8            0.2          (1.4)
Net (loss) income before
 provision for income tax           (11.9)           8.3           4.7
                                   ------         ------        ------

Net (loss) income                   (12.2)%          7.8%          4.2%
                                   ======         ======        ======

FISCAL YEARS ENDED JULY 31, 1997 AND 1996

The Company recorded a net loss of $3,008,562 for the fiscal year ended
July 31, 1997, as compared to net income of $2,692,692 for the fiscal year ended July 31, 1996. The net loss per common and common equivalent share was $0.25 for the year ended July 31, 1997, as compared to income of $0.22 for the year ended July 31, 1996. Included in the loss is the write off of goodwill in the amount of $2,620,081 recorded during the fourth quarter of the current fiscal year, as a result of the Company's assessment of future operating cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Excluding the effect of the write off of goodwill the net loss for the fiscal year ended July 31, 1997, was $407,307. Excluding the effect of the write off of goodwill the net loss per common and common equivalent shares was $0.03 for the fiscal year ended July 31, 1997.

Net sales for the fiscal year ended July 31, 1997, decreased to $24,700,684 from $34,733,375 recorded in the prior fiscal year, a decrease of $10,032,691 or 28.9%. The sales decrease is primarily related to an end to the Company's relationship with the Home Shopping Network ("HSN") combined with a decrease in sales to department stores. Sales to HSN for the year ended July 31, 1997, were $11,965,350 as compared to $17,858,631 for the year ended July 31, 1996, a decrease of $5,893,281 or 33.0%. The Company's relationship with HSN ended during January 1997 due to the Company's contract dispute with Adrienne Newman. For a further discussion of the Company's relationship with Adrienne Newman and HSN see Item 3, "Legal Proceedings".

Net Sales to department stores for the year ended July 31, 1997, decreased to $12,735,334 from $16,570,070 for the year ended July 31, 1996, a decrease of $3,834,736, or 23.1%. The Company was selling its Arpel product line in 243 locations throughout the United States and Canada at July 31, 1997, as compared to 315 locations at July 31, 1996. The Company no longer distributes its products through Federated Department Stores Macy's East and Macy's West Divisions. Distribution through Macy's East and Macy's West ceased during October 1996 and May 1997, respectively.

Cost of goods sold as a percentage of net sales was 33.1% for the fiscal year ended July 31, 1997, as compared to 32.8% for the fiscal year ended July 31, 1996. The decrease is primarily related to product mix offset by the decrease in HSN sales.

Selling, general and administrative expenses decreased to $17,774,382 for the fiscal year ended July 31, 1997, from $20,532,894 for the fiscal year ended July 31, 1996, a 13.4% decrease. The decrease is primarily related to a decrease of approximately $1,688,000 in compensation payments to Adrienne Newman. Ms. Newman's employment agreement with the Company required that the Company compensate Ms. Newman for 33.3% of the net revenues after direct expenses attributable to sales of products on HSN. Contributing to the expense decrease was the expense reduction program which has been implemented by the Company during January 1997.

In accordance with SFAS No. 121, the Company recorded a noncash write off of $2,620,081 in the fourth quarter of fiscal year 1997 as a result of its evaluation of expected future cash flows from operations before interest.

The Company recorded net interest expense for the fiscal year ended July 31, 1997, in the amount of $38,013 as compared to interest expense for the fiscal year ended July 31, 1996, in the amount of $313,100. This decrease is primarily attributable to significantly lower debt levels. The Company has reduced bank debt to $0 at July 31, 1997. During June 1997 the Company satisfied the remaining balance due on its Term Promissory note with PNC Bank.

The Company recorded other income of $986,320 for the fiscal year ended July 31, 1997, related to the sale of its Norwood, New Jersey distribution and administration facility in June 1997. For the fiscal year ended July 31, 1996, the Company recorded a gain of $394,392 related to the sale of its licensing and distribution rights for certain fragrances by Robert Piguet to Fashion Fragrances and Cosmetics Ltd. ("FF&C").

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1997, is approximately $5.4 million. The Company has $2.2 million of the NOL carryforward available for use for the fiscal year ended July 31, 1998.

The Company has recorded a valuation allowance equal to the amount of deferred assets for the fiscal year ended July 31, 1997. In making this determination the Company considered the operating history of the Company and the end of the Company's relationship with HSN during January 1997 following the departure of Adrienne Newman from the Company.

FISCAL YEARS ENDED JULY 31, 1996 AND 1995

The Company recorded net income of $2,692,692 for the fiscal year ended July 31, 1996 as compared to $1,364,646 for the fiscal year ended July 31, 1995.

Net sales for the fiscal year ended July 31, 1996 increased to $34,733,375 from $32,151,204 recorded in the prior fiscal year, an increase of $2,582,171 or 8.0%. Sales of cosmetic products increased to $34,428,701 from $31,073,515 as compared to the prior year, a 10.8% increase. Sales of fragrance products decreased to $304,674 from $1,077,689, as compared to the prior fiscal year, a 71.7% decrease attributable in large part to the Company's decision to suspend its fragrance business during the latter part of fiscal 1995. The fiscal 1996 fragrance sales were related to the sale of the Company's remaining inventory of fragrance products.

The cosmetic sales increase of $3,355,186 was primarily attributable to the Company's continued success in selling cosmetic products through HSN. Sales to HSN increased to $17,858,631 from $15,667,416 recorded in the prior fiscal year, an increase of $2,191,215 or 14.0%. The Company commenced selling products through HSN of Canada during January 1996 with $933,261 of sales to HSN of Canada being recorded during the fiscal year ended July 31, 1996. Sales of cosmetic products to department stores increased to $16,570,070 from $15,406,099 recorded in the prior fiscal year, an increase of $1,163,971 or 7.6%. This increase was primarily due to increased awareness of the ARPEL brand name as a result of the Company's appearances on HSN, as well as normalization of the Company's inventory out of stock situation in the second half of fiscal 1996.

Cost of goods sold as a percentage of net sales was 32.8% for the fiscal year ended July 31, 1996, as compared to 28.9% for the fiscal year ended July 31, 1995. Cost of goods sold for cosmetic products was 32.1% for the fiscal year ended July 31, 1996, as compared to 28.5% for the fiscal year ended July 31, 1995. The increase in the cosmetic cost of goods sold percentage was primarily related to sales of cosmetic products to HSN.

Selling, general and administrative expenses decreased to $20,532,894 for the fiscal year ended July 31, 1996 from $20,898,893 for the fiscal year ended July 31, 1995, a 1.8% decrease. The decrease was primarily attributable to decreases in advertising and promotional expenses related to the Company's decision to cease its fragrance business.

Interest expenses decreased to $313,100 for the fiscal year ended July 31, 1996, from $439,743 recorded during the prior fiscal year ended July 31, 1995, a 28.8% decrease. This decrease is primarily attributable to lower debt levels. The Company recorded a gain of $394,392 related to the sale of its licensing and distribution rights for certain fragrances by Robert Piquet to FF&C during March 1996.

Net income per common and common equivalent share for the fiscal year ended July 31, 1996 was $0.22 as compared to $0.12 for the fiscal year ended July 31, 1995.

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1996 is approximately $4,300,000. The Company had $707,000 of the NOL carryforward available for use for the tax year ending July 31, 1997.

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

The Company's fragrance sales have decreased during the last three fiscal years as follows:

Fiscal Year Ended
     July 31,                            Net Sales                 $ Decrease                   % Decrease
-------------------------------------------------------------------------------------------------------------------
     1995                             $          1,077,689     $        3,509,083                    76%
     1994                                        4,586,772              6,184,468                    57%
     1993                                       10,771,240              6,242,760                    36%

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

Selling, general and administrative expenses decreased 7.7% to $20,898,893 for the fiscal year ended July 31, 1995 from $22,630,785 for the fiscal year ended July 31, 1994. The decrease was primarily attributable to decreases in advertising and promotional expenses related to the Company's reduction in its fragrance business and the expenses related to

ARPEL'S former relationship with Premier. The July 31, 1995 fiscal year selling, general and administrative expenses included a charge of $500,000 related to salon assets, which were determined to be outdated.

Net expenses from non-operating items were $460,632 for the fiscal year ended July 31, 1995, as compared to $503,296 for the fiscal year ended July 31, 1994. The decrease was primarily attributable to decreased interest expenses related to lower debt levels.

Net income per common and common equivalent share for the fiscal year ended July 31, 1995 was $0.12 as compared to a net loss of ($0.14) for the fiscal year ended July 31, 1994.

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1995 was approximately $4,300,000.

OTHER

Revenue is recognized upon shipment of merchandise to the customer with a reserve for return recorded based upon historical experience.

The Company expenses all advertising costs in the period in which the cost is incurred.

Trade Receivables are shown net of certain valuation allowances which consist of reserves for bad debts, reserves for returns and provisions for advertising and salary chargebacks. The provisions for advertising and salary chargebacks are based on agreements with department stores with which the Company does business. The Company is liable for certain advertising and salary charges which take place at the store level which will be deducted by the department store at the time payment is made to the Company. The Company believes that this presentation more accurately reflects the actual amount which will be collected as cash receipts. At July 31, 1997, and 1996 the Company's provision for advertising and salary deductions was $844,162 and $661,353 respectively.

The Company has implemented financial and distribution software that is year 2000 compliant. The Company assessed the impact of the year 2000 on its operations, including the development of cost estimates for and the extent of programming changes required to address the issue and determined the costs related thereto would not have a material impact on its ongoing results of operation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $1,254,149 at July 31, 1997, an increase of $267,352 from working capital of $986,797 at July 31, 1996.

Total bank borrowings were reduced by $2,325,000 to $0 at July 31, 1997. On November 29, 1996, the Company paid the remaining balance of its revolving secured line of credit with Credit Lyonnais, New York. This loan was secured by domestic accounts receivable of ARPEL. At July 31, 1996, borrowings under this line of credit were $1.6 million. On June 23, 1997, the Company paid the remaining balance of its term promissory note with PNC Bank (formerly Midlantic National Bank). The term promissory note was collateralized by a distribution and administration facility which was sold by the Company. The balance under this term promissory note was $725,000 at July 31, 1996.

During fiscal year 1997, significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on HSN resulting from the dispute with Adrienne Newman. The Company has been significantly dependent on HSN during the fiscal years 1995 and 1996. The Company does not maintain any external financing arrangements and relies upon cash generated from operations. In addition, the Company has planned on implementing a number of new initiatives to improve upon its fiscal 1997 results. If the Company is not successful, they anticipate to continue to incur losses from operations. The combination of the above factors raises substantial doubt about the Company's ability to continue as a going concern and its ability to generate sufficient cash to support its operations during fiscal 1998.

The Company implemented a restructuring plan during January 1997 designed to move its operations towards profitability and to reduce the adverse effect of the departure of Adrienne Newman. This plan included $2.2 million in annualized operating expense reductions implemented during January 1997. The Company continues to seek additional expense reductions beyond this amount.

The Company is attempting to improve its current retail business by capitalizing on its niche salon / service presence and has identified areas of opportunity for fiscal 1998. Areas where the Company is focusing upon are as follows:


- The Company has developed a professionally designed Catalogue. The initial edition was mailed during October and November 1997 to approximately 70,000 consumers and featured approximately 25 of Arpel's most popular products and skin care kits. The Company plans to have subsequent editions featuring approximately 50 products and kits and to mail its catalogue four times each year during the winter, spring, summer and fall, with an increase in volume from mailing to mailing. This Catalogue was conceived primarily in response to customer demands.

- The Company is in the final stages of preparing to introduce its products in Italy through Shopping America an Italian home shopping network. The format will be similar to HSN and QVC in the United States and Teleshopping, the most successful home shopping show in France. This shopping network will reach 40 million viewers which represents 81.7% of the total population in Italy. The Company plans to launch a test market during November 1997 and is scheduled to be the exclusive cosmetic line on Shopping America.

-        On August 6, 1997, the Company entered into an agreement with Target.
         Under the agreement the Company and Target will place advertisements in publications for the sale of specialty packaged cosmetic skin care products. Target will advance all production costs for advertisements approved by the Company and the Company will advance all creative costs associated with such advertising. Expenses incurred by Target and the Company shall be reimbursed pro rata from gross revenues received from the sale of products. All revenues remaining after payment of expenses shall be allocated 49.5% to Target, 40.5% to the Company and 10% to other parties. The agreement terminates on February 6, 1999 and renews indefinitely if the advertising placed by Target and the Company generates more than $1.5 million in retail sales within a one year period from the date the advertisement first appears in the media.

- The Company has appointed an agent the exclusive retail distribution rights for the Company's products in Saudi Arabia and the United Arab Emirates. The Company and the agent have until January 1, 1998 to agree on the proposed terms of the agreement. There can be no assurance that such an agreement will be reached.

Although there can be no assurance that management will successfully implement the initiatives discussed previously, they believe that its cost reduction programs combined with the new initiatives will enable the Company to improve upon its fiscal 1997 performance, minimize the impact of the end of the Company's relationship with HSN and provide satisfactory liquidity through fiscal 1998.

EFFECTS OF INFLATION-

The Company did not have any significant price increases for its products during the fiscal years ended July 31, 1997, 1996, or 1995.

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

10.2 New Jersey EA. Bond Financing Agreement, dated July 20,1983 and Note of Company thereunder.(5) (Exhibit 10.2)

10.3 Lease Agreement, dated November 30, 1983, for 720 Fifth Avenue, New York, New York. (6) (Exhibit 10.3)

10.4 Form of Stock Option Agreement under the Stock Option Plan. (4) (Exhibit 10.4)

10.5 Alfin, Inc. (f/k/a/ Alfin Fragrances, Inc.) Stock Option Plan, as amended. (3) (Exhibit 10.5)

10.6 Stock Purchase Agreement, dated April 5, 1990, among the Company, Adrien Arpel, Inc. and the Security holders of Adrien Arpel, Inc. (1) (Exhibit 10.6)

10.7 Employment Agreement, dated as of April 4, 1990, between the Company and Adrienne Newman, amending the employment agreement dated as of November 1, 1983, with Adrienne Newman and Seligman and Latz Inc. (2) (Exhibit 10.7)

10.8 Warrant Agreement, dated as of April 4, 1990, between the Company and Adrienne Newman. (2) (Exhibit 10.8)

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

10.16 Amended and Restated Loan Agreement, dated June 24, 1993, between the Company and Midlantic National Bank.(8) (Exhibit 10.16)

10.17 Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August between Midlantic National Bank and the Company and Adrien Arpel, Inc. (9) (Exhibit 10.17)

10.18 Amendment No. 2, dated November 19, 1993, to Employment Agreement dated April 4, 1990, between the Company and Adrienne Newman. (9) (Exhibit 10.18)

10.19 Amendment No.1 to the Continuing Letter of Credit Agreement, dated February 28, 1994, between the Company, Adrien Arpel, Inc. and Credit Lyonnais Bank. (9) (Exhibits 10.19)

10.20 Term Promissory Note dated February 1994, between Midlantic National Bank and the Company. (9)(Exhibit 10.20)

10.21 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated February 1994, between Midlantic National Bank and the Company and Adrien Arpel, Inc. (9),(Exhibit 10.21)

10.22 Warrant Agreement, dated November 19, 1993, between the Company and Adrienne Newman. (9)(Exhibit 10.22)

10.23    The 1993 Stock Option Plan of Alfin, Inc. (9)(Exhibit 10.23)

10.24 Agreement dated August 1, 1995 between the Company and CECE SA (Exhibit 10.24)

10.25 Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated July 31, 1995, between the Company and Midlantic National Bank (Exhibit 10.25)

10.26 Agreement dated March 7,1996 between the Company and Fashion Fragrances and Cosmetics, Ltd. related to the sale of the business known as Robert Piquet (Exhibit 10.26).

10.27 Agreement dated April, 1996 between the Company and Fashion Fragrances and Cosmetics Ltd. related to the licensing of Robert Piquet (Exhibit 10.27).

10.28 Agreement dated December 11, 1995, between the Company and Lauren Greenwald (Exhibit 10.28)

10.29 Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated December 11, 1995, between the Company and Midlantic National Bank (Exhibit 10.29)

10.30 Amendment No. 5 dated as of January 31, 1996, between the Company, Adrien Arpel, Inc. and Credit Lyonnais Bank (Exhibit 10.30)

10.31 Agreement dated November 8, 1996 between the Company and Adrienne Newman with respect to the sale of Adrien Arpel cosmetic products and kits on The Home Shopping Network. (Exhibit 10.31)

22 Subsidiaries of the Company - Adrien Arpel, Inc., a Delaware corporation; Suisse Laboratories Ltd., a Delaware corporation.

(1) Incorporated by reference from the designated Exhibit of the Company's Current Report on Form 8-K, reporting an event on April 5, 1990 (File No. 1-9135).

(2) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1990. (File No. 1- 9135).

(3) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1989. (File No.1-9135).

(4) Incorporated by reference from the designated Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1985. (File No. 1- 9135).

(5) Incorporated by reference from the designated Exhibit to the Company's Registration Statement on Form S-1. (File No. 2-85600).

(6) Incorporated by reference from the designated Exhibits to the Company's Annual Report on from 10-K for the year ended July 31, 1984. (File No. 1-9135).

(7) Incorporated by reference from the designated Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1992. (File No. 1-9135)

(8) Incorporated by reference from the designated Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1993. (File No. 1-9135)

(9) Incorporated by reference from the designated Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1994. (File No. 1-9135).

(10) Incorporated by reference from the designated Exhibits to the Company's Annual report in Form 10K for the year ended July 31, 1995. (file No. 1-9135).

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

Dated: November 12, 1997                    ALFIN, INC.

                                            By:  /s/ Elisabeth Fayer
                                                     ------------------------
                                                     Elisabeth Fayer
                                                     Chief Executive Officer/
                                                      Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elisabeth Fayer and his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on November 12, 1997 on behalf of the Registrant and in the capacities indicated.


               Signature                             Title


            S/Elisabeth Fayer              Chief Executive Officer and
              Elisabeth Fayer              Director


            S/Michael D. Ficke             Vice President and
              Michael D. Ficke             Chief Financial Officer


            S/Jacques Desjardins           Director
              Jacques Desjardins




            S/Steven Korda                 Director
              Steven Korda



            S/Suzanne Langlois             Director
              Suzanne Langlois

                          ALFIN, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                     PAGE
                                                                     ----




Report of Independent Public Accountants                              F-2


Consolidated Balance Sheets as of July 31,
1997 and 1996                                                         F-3


Consolidated Statements of Operations for
the Three Fiscal Years Ended July 31, 1997.                           F-4


Consolidated Statements of Shareholders' Equity
for the Three Fiscal Years Ended July 31, 1997.                       F-5


Consolidated Statements of Cash Flows for the
Three Fiscal Years Ended July 31, 1997.                               F-6

Notes to Consolidated Financial Statements                            F-7


Schedule VIII - Valuation and Qualifying Accounts
for the Three Fiscal Years Ended July 31, 1997                        F-19

Report of Independent Public Accountants

To Alfin, Inc.:

We have audited the accompanying consolidated balance sheets of Alfin, Inc. (a New York corporation) and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial state ments and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alfin, Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during fiscal year ended July 31, 1997 significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on the Home Shopping Network ("HSN") resulting from the dispute with Adrienne Newman. The Company has been significantly dependent upon HSN during the fiscal years 1995 and 1996. The Company does not maintain any financing arrangements and relies upon cash generated from operations. The above factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


New York, New York
November 11, 1997                                       ARTHUR ANDERSEN  LLP

                          ALFIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1997 AND 1996




ASSETS                                                        1997                1996
                                                          ------------        ------------
CURRENT ASSETS:
CASH & CASH EQUIVALENTS
                                                          $    658,378        $  2,210,972
ACCOUNTS RECEIVABLE, NET OF ALLOWANCES
FOR DOUBTFUL ACCOUNTS AND CHARGEBACKS
OF $891,532 AND $998,769 AT JULY 31,
1997 AND 1996, RESPECTIVELY AND SALES
ALLOWANCES OF $80,197 AND $256,264 AT
JULY 31, 1997 AND 1996, RESPECTIVELY                           167,021             680,370

INVENTORIES                                                  2,227,549           3,271,126

PREPAID EXPENSES & OTHER CURRENT ASSETS                        880,938             746,513
                                                          ------------        ------------
TOTAL CURRENT ASSETS                                         3,933,886           6,908,981
                                                          ------------        ------------
PROPERTY & EQUIPMENT                                         2,333,028           4,998,954
LESS-ACCUMULATED DEPRECIATION &
      AMORTIZATION                                          (1,740,341)         (3,537,025)
                                                          ------------        ------------

      PROPERTY & EQUIPMENT, NET                                592,687           1,461,929


OTHER ASSETS:

GOODWILL, NET OF ACCUMULATED AMORTIZATION
OF $0 AND $472,957 AT JULY 31,1997
AND 1996, RESPECTIVELY                                              --           2,680,081

OTHER                                                           83,938             177,195
                                                          ------------        ------------
      TOTAL OTHER ASSETS                                        83,938           2,857,276
                                                          ------------        ------------

      TOTAL ASSETS                                        $  4,610,511        $ 11,228,186
                                                          ============        ============


LIABILITIES &
SHAREHOLDERS' EQUITY                                          1997                1996
                                                          ------------        ------------
 CURRENT LIABILITIES:
     CURRENT PORTION OF MORTGAGE,
     NOTE & OTHER LOANS PAYABLE                           $         --        $  1,933,499
     DUE TO RELATED PARTIES                                         --               4,826

     ACCOUNTS PAYABLE                                        1,365,767           2,177,078

     ACCRUED EXPENSES-OTHER                                  1,313,971           1,806,781
                                                          ------------        ------------

     TOTAL CURRENT LIABILITIES                               2,679,738           5,922,184

 NOTE PAYABLE                                                       --             425,000
                                                          ------------        ------------

     TOTAL LIABILITIES                                       2,679,738           6,347,184
                                                          ------------        ------------

 REDEEMABLE PREFERRED STOCK                                    750,000             750,000

 SHAREHOLDERS' EQUITY:
      COMMON STOCK, $.01 PAR VALUE
      17,000,000 SHARES AUTHOR-
      IZED; 11,787,983 & 11,662,926
      SHARES ISSUED & OUTSTANDING AT
      JULY 31,1997 & 1996, RESPECTIVELY                        117,879             116,629

      ADDITIONAL PAID-IN CAPITAL                            12,953,123          12,787,290

      ACCUMULATED DEFICIT                                  (11,890,229)         (8,772,917)
                                                          ------------        ------------

      TOTAL SHAREHOLDERS' EQUITY                             1,180,773           4,131,002
                                                          ------------        ------------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                           $  4,610,511        $ 11,228,186
                                                          ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE FISCAL YEARS ENDED JULY 31



                                      1997                1996                1995
                                  ------------        ------------        ------------
NET SALES                         $ 24,700,684        $ 34,733,375        $ 32,151,204

COST OF GOODS SOLD                   8,183,676          11,380,089           9,292,033
                                  ------------        ------------        ------------

GROSS PROFIT ON SALES               16,517,008          23,353,286          22,859,171

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             17,774,382          20,532,894          20,898,893

WRITE OFF OF GOODWILL                2,620,081                  --                  --
                                  ------------        ------------        ------------

OPERATING (LOSS) INCOME             (3,877,455)          2,820,392           1,960,278
                                  ------------        ------------        ------------

OTHER INCOME (EXPENSE)

  INTEREST EXPENSE,NET            $    (38,013)       $   (313,100)       $   (439,743)

  GAINS ON SALES OF
   ASSETS                              986,320             394,392                  --

 OTHER EXPENSE                              --             (27,992)            (20,889)
                                  ------------        ------------        ------------

  TOTAL OTHER INCOME                   948,307              53,300            (460,632)
                                  ------------        ------------        ------------
  (EXPENSE)

(LOSS) INCOME BEFORE
 PROVISION FOR INCOME TAXES         (2,929,148)          2,873,692           1,499,646

PROVISION FOR INCOME TAXES              79,414             181,000             135,000
                                  ------------        ------------        ------------


NET (LOSS) INCOME                 $ (3,008,562)       $  2,692,692        $  1,364,646
PREFERRED STOCK DIVIDENDS              108,750             108,750             108,750
                                  ------------        ------------        ------------
INCOME AVAILABLE TO COMMON
SHAREHOLDERS                        (3,117,312)          2,583,942           1,255,896
                                  ============        ============        ============

NET (LOSS) INCOME PER
COMMON & COMMON
EQUIVALENT SHARE                  $      (0.25)       $       0.22        $       0.12
                                  ============        ============        ============

NET (LOSS) INCOME PER
SHARE AVAILABLE TO
COMMON SHAREHOLDERS               $      (0.26)       $       0.21        $       0.11
                                  ============        ============        ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                     PART OF THESE CONSOLIDATED STATEMENTS.

                           ALFIN, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE THREE FISCAL YEARS ENDED JULY 31, 1997


======================================================================================================
                                       NUMBER OF                            ADDITIONAL
                                        COMMON              COMMON          PAID-IN        ACCUMULATED
                                        SHARES              STOCK           CAPITAL          DEFICIT
======================================================================================================
BALANCE, JULY 31, 1994               11,402,904            114,029        12,522,390       (12,612,755)
 STOCK DIVIDENDS ON
 REDEEMABLE PREFERRED STOCK             116,407              1,164           107,586          (108,750)

NET INCOME                                                                                   1,364,646
                                    -----------        -----------       -----------       -----------

BALANCE, JULY 31, 1995               11,519,311        $   115,193        12,629,976       (11,356,859)

STOCK DIVIDENDS ON REDEEMABLE
PREFERRED STOCK                          93,615                936           107,814          (108,750)
STOCK ISSUED FOR OPTIONS                 50,000                500            49,500                --
NET INCOME                                                                                   2,692,692
                                    -----------        -----------       -----------       -----------

BALANCE, JULY 31, 1996               11,662,926            116,629        12,787,290        (8,772,917)

STOCK DIVIDENDS ON REDEEMABLE
PREFERRED STOCK                          66,724                667           108,083          (108,750)
STOCK ISSUED FOR OPTIONS                 58,333                583            57,750                --
NET LOSS                                                                                    (3,008,562)
                                    -----------        -----------       -----------       -----------

BALANCE, JULY 31, 1997               11,787,983            117,879        12,953,123       (11,890,229)
                                    ===========        ===========       ===========       ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE FISCAL YEARS ENDED JULY 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES           1997               1996               1995
-------------------------------------       -----------        -----------        -----------
NET (LOSS) INCOME                           $(3,008,562)       $ 2,692,692        $ 1,364,646

ADJUSTMENTS TO RECONCILE NET
 (LOSS) INCOME  TO NET CASH
 (USED IN) PROVIDED BY
   OPERATING ACTIVITIES:

DEPRECIATION AND AMORTIZATION                   461,485            749,887          1,491,472

LOSS ON DISPOSAL OF FIXED ASSETS                270,188              3,750            192,605

GAINS ON SALES OF ASSETS                       (986,320)          (394,392)                --

WRITE OFF OF GOODWILL                         2,620,081                 --                 --

CHANGE IN ASSETS AND LIABILITIES:

 DECREASE  ACCOUNTS RECEIVABLE                  513,349            711,945          1,296,533
 DECREASE (INCREASE) INVENTORY                1,043,577             55,441           (773,234)
 (INCREASE) DECREASE PREPAID EXPENSES
 AND OTHER                                      (41,168)           (56,726)           291,344
DECREASE ACCOUNTS PAYABLE &
 ACCRUED EXPENSES                            (1,304,121)        (1,046,256)          (989,177)


                                            -----------        -----------        -----------
TOTAL ADJUSTMENTS                             2,577,071             23,649          1,509,543
                                            -----------        -----------        -----------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                          (431,491)         2,716,341          2,874,189
                                            -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

CAPITAL EXPENDITURES                           (231,786)          (346,485)          (387,616)

SALE OF LICENSE AGREEMENT                            --            500,000                 --

SALE OF BUILDING                              1,415,675                 --                 --
                                            -----------        -----------        -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                         1,183,889            153,515           (387,616)
                                            -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

PAYMENT OF LINES OF CREDIT                   (1,600,000)          (822,520)        (1,371,408)


BORROWINGS FROM LINE OF CREDIT                       --            328,000            730,175


PAYMENTS TO RELATED PARTIES                      (4,826)           (30,000)          (265,174)

PAYMENT OF DEBT OBLIGATIONS                     (33,499)          (300,000)        (1,074,974)

PAYMENT OF TERM PROMISSORY NOTE                (725,000)          (400,000)                --

PROCEEDS FROM SALE OF STOCK                      58,333             50,000                 --
                                            -----------        -----------        -----------

CASH (USED IN),
 FINANCING ACTIVITIES                        (2,304,992)        (1,174,520)        (1,981,381)
                                            -----------        -----------        -----------

NET(DECREASE) INCREASE IN CASH               (1,552,594)         1,695,336            505,192

 CASH & CASH EQUIVALENTS AT
 BEGINNING OF YEAR                            2,210,972            515,636             10,444
                                            -----------        -----------        -----------

 CASH & CASH EQUIVALENTS AT
 END OF YEAR                                $   658,378        $ 2,210,972        $   515,636
                                            ===========        ===========        ===========


CASH PAID DURING THE YEAR FOR:
   INTEREST                                 $   114,994        $   297,432        $   398,774
   INCOME TAXES
                                                158,109            271,695             25,819



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE CONSOLIDATED STATEMENTS.

                          ALFIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      (1)  DESCRIPTION OF BUSINESS:


      Alfin, Inc. (the "Company") was engaged in the distribution, marketing and merchandising of imported fragrance brands worldwide pursuant to various distribution and licensing agreements. During the latter part of fiscal year 1995, the Company ceased its distribution of fragrance products.

      Adrien Arpel, Inc. ("ARPEL"), a wholly owned subsidiary, develops, distributes and sells treatment and cosmetic products. Additionally, the Company acts as an operator of service-oriented skin care salons in department stores. From April 1994 through January 1997 ARPEL also distributed specially packaged cosmetic products through television marketing on the Home Shopping Network ("HSN").


      (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


      PRINCIPLES OF CONSOLIDATION -


      The accompanying consolidated financial statements include the accounts of Alfin, Inc., and ADRIEN ARPEL, INC.

      All significant intercompany transactions and accounts have been eliminated in consolidation.

      Certain reclassifications have been made to prior year balances to conform with current year presentation.

      INVENTORIES -

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      Inventories at July 31, 1997 and 1996 were comprised of:

                                1997             1996
                             ----------       ----------
      Finished Goods         $  790,079       $1,303,538
      Raw Material and
       Components             1,437,470        1,967,588
                             ----------       ----------
                             $2,227,549       $3,271,126
                             ==========       ==========

      REVENUE RECOGNITION -

      The Company recognizes revenue upon shipment of its merchandise to the customer and provides a reserve for sales returns based upon historical experience.

      CASH AND CASH EQUIVALENTS-

      The Company maintains money market accounts with maturities of three months or less which are reflected as cash equivalents.

      TRADE RECEIVABLES -

      Trade Receivables are shown net of certain valuation allowances which consist of reserves for bad debts, reserves for returns and provisions for advertising and salary chargebacks. The provisions for advertising and salary chargebacks are based on agreements with department stores with which the Company does business. The Company is liable for certain advertising and salary charges which take place at the store level which will be deducted by the department store at the time payment is made to the Company. The Company believes that this presentation more accurately reflects the actual amount which will be collected as cash receipts. At July 31, 1997 and 1996 the Company's provision for advertising and salary deductions was $844,162 and $661,353 respectively.

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

      Property and equipment were comprised of the following at July 31, 1997 and 1996:

                                           1997               1996
                                       -----------        -----------
      Land                             $        --        $   427,500
      Building & Improvements                   --          1,224,687
      Furniture & Fixtures               1,450,653          1,393,462
      Machinery & Equipment                882,375          1,710,590
      Leasehold Improvements                    --            242,715
                                       -----------        -----------

      Total Property & Equipment         2,333,028          4,998,954
      Accumulated Depreciation          (1,740,341)        (3,537,025)
                                       -----------        -----------

       Net Property & Equipment        $   592,687        $ 1,461,929
                                       ===========        ===========


      During June, 1997 the Company sold its Norwood, New Jersey distribution and administration center for approximately $1,416,000 and recorded a gain of approximately $986,000.

      OTHER ASSETS -

      During March 1996, the Company sold its exclusive worldwide manufacturing, distribution and licensing rights for FRACAS and BANDIT and other fragrances by Robert Piquet to Fashion Fragrances and Cosmetics Ltd. ("FF&C") for $1.2 million which was payable in installments. During the first quarter of fiscal 1997 the Company and FF&C agreed to reduce the purchase price payable by FF&C to the Company by $100,000. This adjustment was necessary because certain molds included in the purchase price were damaged and unusable. The Company received the remaining purchase price installment of $350,000 in July, 1997.

      During November 1996, pursuant to an outstanding agreement, dated November 1, 1983, between Adrienne Newman and Seligman & Latz, Inc., Ms. Newman elected to purchase a diamond ring from the company for the amount of $96,195. Such amount was equal to the amount reflected as an asset on the Company's balance sheet.

      During December 1996 the Company made a deposit of $1 million towards the purchase of fragrance products from Laboratories Selecta in France ("Selecta"). This transaction was designed to provide additional product sales for the Company in markets other than those currently handled by the Company's retail cosmetic operations. During May 1997 the Company and Selecta agreed to cancel this purchase. Under the agreement to cancel Selecta has refunded the Company $260,125, $266,833 and $271,281 on May 21, August 7, and October 7, 1997, respectively with the remaining payment of $277,990 due to be made on December 31, 1997. Interest on the repayment was charged at 10.5%.

      Goodwill was being amortized using the straight-line method over 40 years. The Company evaluates the recoverability of goodwill based upon an analysis of operating results and consideration of other significant events or changes in the business in accordance with SFAS No. 121. If operating losses are experienced and based upon projections that they will continue, the Company evaluates whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest. If impairment exists, the carrying value amount is reduced by the estimated shortfalls of cash flows. As a result of the Company's evaluation of its future cash flows from operations before interest a noncash write off of $2,620,081 was recorded in the fourth quarter of fiscal 1997.

      COST OF ADVERTISING -

      The Company expenses all advertising costs in the period in which the cost is incurred.

      INCOME TAXES-

      Income taxes consist of taxes on taxable income and deferred taxes for differences in the basis of assets and liabilities for financial statement and income tax reporting. The differences arise primarily because of the reserve method for bad debts, accrued expenses and the use of accelerated depreciation methods.

      FOREIGN SALES -

      Net sales to foreign accounts located in Canada were approximately $1,779,049, $2,214,243 and $949,188 for the fiscal years ended July 31,
      1997, 1996 and 1995, respectively.

      NET INCOME (LOSS) PER SHARE -

      Net income (loss) per share was computed for the fiscal years 1997, 1996 and 1995, using the weighted average number of common shares outstanding, as follows:

      1997 - 11,884,471     1996 -12,200,730      1995 - 11,529,542

      CONCENTRATION OF CREDIT RISK -

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores, in the United States and Canada and HSN which represented 48.4% of net sales during fiscal year 1997.

      RECENTLY ISSUED ACCOUNTING STANDARDS-

      During fiscal year 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes financial accounting and reporting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this statement resulted in a non-cash charge of $2.6 million related to the write off of goodwill.

      During fiscal year 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to remain with the accounting under APB opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. (Note 10).

      In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company beginning with the fiscal year ending July 31, 1999. SFAS No. 130 will require that total comprehensive income (the change in equity from transactions and other events except those resulting from investment by owners) be reported in the financial statements. The Company does not anticipate any significant modifications to its current financial statement presentation.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective beginning with fiscal year ending July 31, 1999. SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company is still assesing the impact of this statement on its Financial Statement disclosure.

USE OF ESTIMATES-

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

      CONCENTRATION OF REVENUES-

      Approximately 79% of department store sales are derived from merchandise, 6% from salon services and 16% from seasonal promotional items.

      (3) GOING CONCERN:

      Significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on the Home Shopping Network ("HSN") resulting from the dispute with Adrienne Newman. The Company has been significantly dependent upon HSN during the fiscal years 1995 and 1996. The Company does not maintain any external financing arrangements and relies upon cash generated from operations. In addition, the Company has planned on implementing a number of new initiatives to improve upon its fiscal 1997 results. If the Company is not successful, they anticipate to continue to incur losses from operations. The combination of the above facts raises substantial doubt about the Company's ability to continue as a going concern and its ability to generate sufficient cash to support its operations during fiscal 1998.

      The Company implemented a restructuring plan designed to move its operations towards profitability and minimize the effect of the departure of Adrienne Newman. This plan included operating expense reductions which the Company implemented during January 1997. The Company is seeking further expense reductions beyond this amount. In addition to the expense reduction program the Company is attempting to improve its current retail business by capitalizing on its niche salon / service presence, it also has introduced a professionally designed direct mail catalogue, plans to introduce its products on a home shopping network in Italy, has an agreement for the distribution of its products through adfomercials and has plans to introduce its products through an agent to retailers in Saudi Arabia and the United Arab Emirates.

      Although there can be no assurance that management will successfully implement the initiatives discussed previously, they believe that its cost reduction programs combined with the new initiatives will enable the Company to improve upon its fiscal 1997 performance, minimize the impact of the end of the Company's relationship with HSN and provide satisfactory liquidity through fiscal 1998.

      (4) COMMON STOCK DIVIDENDS:

      The Company has paid no cash dividends with respect to its common stock since its inception. Dividends of common stock have been issued to holders of the Company's Senior Cumulative Redeemable Preferred Stock (Note 8).

      (5)  WARRANTS:

      The following table lists the warrant transactions that have occurred for the period August 1, 1994 through July 31, 1997:


                                             FISCAL YEARS ENDED
                                               J U L Y   3 1

                                     1997            1996            1995
--------------------------------------------------------------------------------
      Warrants outstanding,
        beginning of period         875,000       1,000,000       1,110,000
      Granted                            --              --              --
      Exercised                          --              --              --

      Forfeited                     875,000         125,000         100,000

      Warrants outstanding,
       end of period                    -0-         875,000       1,000,000
      Exercise prices per share
        for shares under warrant,
        end of period                   N/A       $    1.25       $    1.25

      These warrants expired due to the termination of Ms. Newman's employment agreement with the Company

      (6)  INCOME TAXES:

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between financial statement and taxable income by applying statutory tax rates applicable to future years. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date of the change. If it is more likely than not that some portion or all of the deferred asset will not be realized, a valuation allowance is recognized. The Company has recorded a valuation allowance equal to the amount of deferred income tax asset for the fiscal years ended July 31, 1997 and 1996 due to:

                        -     The operating history of the Company.

                        - The end of the Company's relationship with HSN during January 1997 as a result of the litigation with Adrienne Newman

      Significant components of the Company's deferred income tax assets and liabilities at July 31, 1997 and July 31, 1996, are as follows:


                                         July 31            July 31
                                           1997               1996
                                       -----------        -----------
Deferred Income Tax Assets:

Net operating loss
             carry forwards            $ 2,140,000        $ 1,468,000

Alternate Minimum Tax Credit
Carry forward                              114,000            114,000

Bad debt reserve                           106,000            202,000

Inventory reserve                          549,000            672,000

 Other                                      50,000            114,000
                                       -----------        -----------

                                         2,959,000          2,570,000

Valuation allowance                     (2,959,000)        (2,341,000)
                                       -----------        -----------

  Net deferred tax asset                         0            229,000

Deferred Income Tax Liabilities:

  Depreciation and Amortization                  0           (229,000)
                                       -----------        -----------



Deferred tax liability                 $         0        $  (229,000)

Net deferred income tax                          0                  0
                                       ===========        ===========

 At July 31, 1997, the amount of federal operating loss carry forwards was $5,412,000 with expiration dates from 2005 to 2009, however, the use of pre-acquisition operating loss carryforward is limited by the Internal Revenue Code. As a result the Company has $2,170,000 of the carry forwards available for use for the year ended July 31, 1998.

 The Provision for income taxes consists of the following:

                        For the Fiscal Year Ended July 31,

                             1997           1996
                           --------       --------
     Current:
     Federal               $      0       $ 96,000
     State                   79,414         85,000
                           --------       --------

     Total Current           79,414        181,000
                           --------       --------

Deferred
     Federal                      0              0
     State                        0              0
                           --------       --------
     Total Deferred               0              0

     Total Provision       $ 79,414       $181,000
                           ========       ========

 (7)  LONG TERM DEBT:

 Long term debt consists of the following:

                                       1997              1996
                                   ------------       -----------
Term Promissory Note               $         --       $   725,000
Lines of credit                              --         1,600,000
Related party loans                          --             4,826
Notes payable (construction)                 --            33,499
                                   ------------       -----------

                                             --         2,363,325
Less, current portion                        --        (1,938,325)
                                   ------------       -----------

Long-term notes payable            $         --       $   425,000
                                   ============       ===========


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

 LINES OF CREDIT:

 In addition to the above, ARPEL entered into a financing agreement with Credit Lyonnais for a revolving secured line of credit of up to $2,100,000, expiring on October 15, 1995, subject to renewals on a yearly basis under certain conditions. During January 1996, the Company amended its agreement with Credit Lyonnais to extend the expiration date of its line of credit to November 29, 1996. The loan is secured by domestic accounts receivable of ARPEL. On November 29, 1996, the Company paid the balance of $1.3 million which was due under this line of credit. Borrowings under this line of credit were $1,600,000 and $2,100,000 at July 31, 1996 and 1995, respectively.

 (8)  REDEEMABLE PREFERRED STOCK:

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

 The Company declared a Common Stock dividend of 66,000 shares in November 1996. The Company's Board of Directors is expected to declare a Common Stock dividend of approximately 230,160 shares in November 1997.

 (9) EMPLOYEE BENEFIT PLANS:

 401(k) PLAN

 During November 1995, the Board of Directors of the Company approved the adoption of a 401(k) Profit Sharing Plan. Under the plan eligible employees can contribute up to a maximum of 15% or $9,500 of their annual gross compensation. The Company has the option to make discretionary matching contributions. For the plan year ending December 31, 1997 no Company matching contribution is anticipated.

 (10)  STOCK OPTION PLANS:

 During December 1992, the Board of Directors of the Company adopted the 1993 Stock Option Plan ("the 1993 Plan") pursuant to which up to 300,000 shares of Common Stock are authorized to be subject to options.

 During October 1994, the Board of Directors approved the grant of stock options totaling 500,000 shares of the Company's Common Stock to directors and to legal counsel, of the Company, of an exercise price of $1.00 per share.

 The options available under the plan are in the form of incentive options and non-qualified options. Incentive options are available to key employees of the Company and non-qualified options are available to key employees, non-employee directors and consultants of the Company at the fair market value of the Common Stock at the date of the grant. Options are exercisable as determined by the Board of Directors.

 The Company has adopted the disclosure only provision of SFAS No. 123 and is continuing to recognize compensation expense using the intrinsic value method under APB No. 25. Had compensation expense for the Company's stock options been determined based on the fair market value at the grant date for awards in fiscal years 1995, 1996 and 1997, consistent with the provision of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been as follows:


                                              1997                 1996                1995
                                          -------------        -------------       -------------
Net (Loss) Income as reported             $  (3,008,562)       $   2,692,692       $   1,364,646
Net (Loss) Income proforma                   (3,008,888)           2,692,692           1,145,896
(Loss) Income per share as reported       $       (0.25)       $        0.22       $        0.12
(Loss) Income per share proforma          $       (0.25)       $        0.22       $        0.10


 This proforma impact only takes into account options granted since January 1, 1995. The SFAS No. 123 fair value of each option granted was estimated on the date of the grant using a number of factors that resulted in a net value of approximately 50% of the stock price on the grant date.

 Changes in outstanding options and options available for grant pursuant to the 1993 Plan, expressed in numbers of shares, are as follows:

                                July 31, 1997   July 31, 1996     July 31, 1995
                                -------------   -------------     -------------
Options outstanding,
 beginning of period                500,000         550,000          75,000
Granted                              50,000              --         500,000
Exercised                           (58,333)        (50,000)
Forfeited                           (55,000)             --         (25,000)
Options outstanding,
 end of period                      436,667         500,000         550,000
Options available for grant,
 end of period                      250,000              --              --
Exercise price per share for
 shares under option, end of
 period                            $0.63-$1.00     $1.00-$1.75     $1.00-$1.75

 (11) COMMITMENTS AND CONTINGENCIES:

 LEASES:

 The Company leases office space and other equipment under various non-cancelable operating lease agreements. Rental expense for the fiscal years ended 1997, 1996 and 1995 was approximately $1,129,765, $1,436,121 and
 $1,392,893 respectively.

 Minimum annual rental commitments under non-cancelable leases in effect at July 31, 1997, excluding escalations:

   Fiscal year ending July 31:
     1998...........................                   584,029
     1999...........................                   420,115
     2000...........................                   285,675
     2001...........................                   282,440
     2002 and thereafter............                     -0-

 LITIGATION:

 On October 28, 1996 the Company received notice from Adrienne Newman purporting to terminate her April 4, 1990 Employment Agreement with the Company (such agreement as subsequently amended is the "Employment Agreement"), based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of the Company's wholly owned subsidiary, (Adrien Arpel, Inc. ("ARPEL")) and had been selling host, under the name of Adrien Arpel in its sales program on the Home Shopping Network, Inc. ("HSN"). The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants, 500,000 of which were scheduled to expire in November 1998 and the remaining 125,000 of which were scheduled to expire on July 31, 2001.

 On November 8, 1996 the Company and Adrienne Newman reached an agreement (the "Interim Agreement") whereby Ms. Newman agreed to appear as the selling host for ARPEL on HSN shows scheduled for November and December 1996 and January 1997 (the "HSN Selling Period"). During the HSN Selling Period, Ms. Newman acted as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action against the other in connection with their dispute over Ms. Newman's termination of the Employment Agreement until after the expiration of the HSN Selling Period.

 On January 28, 1997, after the expiration of the HSN Selling Period, the Company was served by Adrienne Newman with a summons and complaint returnable in the Supreme Court, New York County whereby Ms. Newman asserted claims for damages against the Company based upon alleged breaches by the Company of Ms. Newman's Employment Agreement and the Interim Agreement. Unspecified damages were claimed. A further claim requested a judicial determination that the Employment Agreement was materially breached by the Company resulting in its termination.

 On March 19, 1997, the Company served an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserts various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, it is the position of the Company that Ms. Newman was in material breach of her Employment Agreement when she terminated the Employment Agreement on October 28, 1996. As a consequence, it is the Company's belief that Ms. Newman's refusal to provide services to the Company throughout the term of her Employment Agreement which expires April 1998, particularly her willful refusal and failure to appear as the Company's selling host on HSN, will damage the Company in the sum of at least eleven million ($11,000,000). The Company also asserted claims against Ms. Newman for breaches of her covenant not to compete and her covenant not to disclose trade secrets and proprietary data.

 During May 1997, Ms. Newman started appearing on HSN as a representative of her own company selling cosmetic products under the name "Signature Club A". Ms. Newman has subsequently appeared on HSN on a monthly basis. The Company and its attorneys are currently reviewing these appearances and may seek further legal remedies and actions against Ms. Newman. During these appearances
 Ms. Newman was not acting on behalf of the Company or its trademark protected Adrien Arpel product line.

 The case is currently in the discovery phase. Upon completion of discovery the action will be ready for trial but no trial date has yet been fixed.

 The Company, in the normal course of business is a defendant in numerous actions/lawsuits. The Company does not believe that the outcome of these actions/lawsuits will have a material impact on the Company's financial position or results from operations.


 (12)  SUPPLEMENTAL INCOME STATEMENT INFORMATION:

                                                FOR THE FISCAL YEARS ENDED
                                                         JULY 31,

                               1997               1996                   1995
                           -----------       ------------------       ----------
Advertising Costs          $ 1,469,569       $        1,557,905       $1,543,927


               (13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                FIRST             SECOND            THIRD             FOURTH
       FISCAL 1997             QUARTER           QUARTER           QUARTER            QUARTER
----------------------       -----------       -----------       -----------        -----------
Net Sales                    $ 9,634,712       $10,188,567       $ 3,130,544        $ 1,746,861
Gross Profit                   6,539,418         6,331,733         2,339,636          1,306,221
Net Income (loss)                590,458           701,405        (1,126,135)        (3,174,290)
Net Income (loss),
per Common and Common
 Equivalent Share:           $      0.05       $      0.06       $     (0.09)       $     (0.27)




FISCAL 1996

Net Sales                    $ 7,673,898       $ 9,110,445       $ 8,582,452        $ 9,366,580
Gross Profit                   5,502,846         5,975,188         5,712,894          6,162,358
Net Income (loss)                435,104           741,451           785,836            730,301
Net Income (loss),
 per Common and Common
 Equivalent Share:           $      0.04       $      0.06       $      0.07        $      0.05


      FISCAL 1995

Net Sales                    $ 7,261,587       $ 8,771,169       $ 8,266,118        $ 7,852,330
Gross Profit                   5,215,467         5,984,667         6,229,797          5,429,240
Net Income(loss)                  50,201           655,698           684,227            (25,480)
Net Income (loss),
 per Common and Common
 Equivalent Share:           $      0.00       $      0.06       $      0.06        $      0.00

 ALFIN, INC. AND SUBSIDIARIES

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE FISCAL YEARS ENDED JULY 31


                                                                           A D D I T I O N S

                                            Balance at         Charged to         Charged                          Balance at
                                            Beginning          Costs and          to Other      Deductions         End of
           Description                      of Period          Expenses           Accounts         (1)             Period
 1997      Allowance for Doubtful
           Accounts Receivable,

           Chargebacks and Sales
           Returns                          $ 1,255,033       $ 2,732,434        $    -        $  3,015,738      $     971,729


 1996      Allowance for Doubtful
           Accounts Receivable,

           Chargebacks, and Sales
           Sales Returns                    $ 1,040,857       $ 4,339,814        $    -        $  4,125,638      $   1,255,033


 1995      Allowance for Doubtful
           Accounts Receivable

           Chargebacks, and Sales
           Returns                          $ 1,833,123       $ 3,525,344        $    -        $  4,317,610      $   1,040,857


(1) Charges to the accounts are for the purposes for which the reserves were created.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              EXHIBITS ON FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                   ALFIN, INC.

                                  EXHIBIT INDEX



 Exhibit
   No.                      Exhibit Title                                  Page





10.32 Agreement dated May 13, 1997 between the Company and Selecta SA related to the cancellation of fragrance purchases and the refund of advances (Filed herewith).

10.33 Agreement dated June 13, 1997 between the Company and H. Galow related to the sale of the Company's Norwood, New Jersey distribution facility. (Filed herewith)

10.34 Agreement dated June 13, 1997 between the Company and H. Galow related to the leasing of 15,000 square feet of warehouse space. (Filed herewith)

10.35 Agreement dated August 6, 1997 between the Company and Target Mailing Lists, Inc. related to the advertising and sale of products. (Filed herewith)

10.36 Consulting agreement dated July 1, 1997, between the Company and Harold Lightman related to Direct Mail Sales. (Filed herewith).



 (b)Reports on Form 8-K.

 No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.