Form 10-K405/A
period 1997-07-31
ALFIN INC
filed 1997-12-01
CIK 724989

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(MARK ONE)

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
[X]        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                         OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            FOR THE TRANSITION PERIOD FROM _________TO___________

                          COMMISSION FILE NUMBER:1-9135


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                    YES [X]          NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO RULE 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K/A OR ANY AMENDMENT TO THIS FORM 10-K/A. (X)

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE ON NOVEMBER 26,1997, WAS $2,299,524. AS OF NOVEMBER 26,1997, THE REGISTRANT HAD 11,787,983 SHARES OF COMMON STOCK OUTSTANDING.

         THE PURPOSE OF THIS FILING IS TO AMEND THE FOLLOWING ITEMS ON THE COMPANY'S FORM 10-K

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11.   EXECUTIVE COMPENSATION
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names of each of the directors of the Company as of November 26, 1997, all of whom are expected to be nominated for reelection at the Company's next Annual Meeting of the Shareholders of the Company which is currently scheduled for early 1998.

NAME                    AGE       DIRECTOR SINCE     POSITION WITH THE COMPANY

Elisabeth Fayer         51        November 1992      Chief Executive Officer and
                                                     President

Jacques Desjardins      64        November 1992      Director

Steven Korda            57        November 1992      Director

Suzanne Langlois        44        November 1992      Director


ELISABETH FAYER, a Canadian citizen, was elected as a director of the Company in November 1992. Mrs. Fayer became the President of the Company in September 1996, and has been serving as Chief Executive Officer since October 1996 when the acting Chairman of the Board and Chief Executive Officer, Mr. Jean Farat, resigned from the Company. For more than the past five (5) years, Mrs. Fayer owned and was President and Chief Executive Officer of Gerbe a major French hosiery company, and has also partially owned and managed various French fragrance and cosmetic companies including the world famous fashion house of Pierre Balmain.

JACQUES DESJARDINS, a Canadian citizen, was elected as a director of the Company in November 1992 and has for more than the past five (5) years been engaged in private practice as a general legal advisor (a notary and title attorney) in Montreal, Quebec, Canada.

STEVEN KORDA, a Canadian citizen, was elected as a director of the Company in November 1992 and has for more than the past five (5) years been the principal of Korda & Associates, a law firm located in Montreal, Quebec, Canada, engaged in the general and commercial practice of law.

SUZANNE LANGLOIS, a Canadian citizen, was elected as a director of the Company in November 1992 and has been legal counsel to Zanimob Distributions, Inc., a privately owned Canadian corporation from 1981 to the present.

                               EXECUTIVE OFFICERS

Set forth below is certain information, as of November 26, 1997 regarding the executive officers of the Company:

                                    POSITION WITH                           EXECUTIVE OFFICER
NAME                   AGE          THE COMPANY                             SINCE


Elisabeth Fayer        51           Chief Executive Officer and             September 1996
                                    President

 Mary Panvini          50           Senior Vice President/                  June 1997
                                    General Manager - Retail Sales

Michael D. Ficke       42           Vice President, Chief
                                    Financial Officer and
                                    Secretary                               July 1989


Information with respect to  ELISABETH FAYER is set forth under "Directors."

MARY PANVINI has been the Senior Vice President/General Manger of Retail Sales of the company since June 1997. Prior to her joining the Company, Ms. Panvini acted as an independent health and exercise consultant for two years. Prior to serving as an independent health and exercise consultant Ms. Panvini served as a Regional Sales Director with Christian Dior Perfumes.

MICHAEL D. FICKE joined the Company in July 1989. Mr. Ficke served Alfin, Inc. as Corporate Controller from July 1989 until his promotion to Vice President and Chief Financial Officer in November, 1993. Prior to joining the Company, from 1977 to 1989, Mr. Ficke, a C.P.A. served as Assistant Controller of Chanel Inc., a manufacturer and distributor of fragrance and cosmetic products.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the fiscal years ended July 31, 1997, 1996 and 1995 with respect to all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other executive officers who earned in excess of $100,000 for fiscal 1997 (the "Named Executive Officers") in all capacities in which such officers served.


                                                                                                     Long Term
                                                  Annual Compensation                                Compensation
                               ---------------------------------------------------------             ------------
Name and Principal Position    Year               Salary        Bonus              Other Annual      Stock Option/
                                                                                   Compensation      Warrants
                                                                                                     Compensation
                                                                                                     Awards
Elisabeth Fayer, (1)           1997            $  574,167     $    -0-         $    -0-     (2)         -0-
  Chairman and Chief           1996               290,000          -0-              -0-     (2)         -0-
  Executive Officer            1995               114,500          -0-              -0-     (2)       100,000

Adrienne Newman (3)            1997            $    -0-       $    93,750(4)   $  22,500    (5)         -0-
  President and Chief          1996               250,000       3,448,105(4)      65,000    (5)         -0-
  Executive Officer            1995               250,000       3,374,990(4)      65,000    (5)         -0-
  of Adrien Arpel, Inc.

Michael D. Ficke               1997            $  123,533     $    -0-         $    -0-     (2)         -0-
  Vice President,              1996                96,500           5,000           -0-     (2)         -0-
  Chief Financial Officer,     1995                93,000          -0-              -0-     (2)         -0-
  Secretary

Jo Ann Segal(6)
  Senior Vice President
  and General Manager          1997            $  135,938     $    -0-         $    -0-     (2)        25,000
                               1996                 -0-            -0-              -0-     (2)         -0-
                               1995                 -0-            -0-              -0-     (2)         -0-

(1) Named President of the Company in September 1996 and became Chief Executive Officer on October 23, 1996.

(2) Excludes personal benefits which did not exceed the lesser of $50,000 or 10%, on an annual basis, of such officer's salary and bonus.

(3) Terminated her employment agreement, whereby she served as President and Chief Executive Officer of the Company's wholly-owned subsidiary, Adrien Arpel, Inc., on October 28, 1996. See "Executive Compensation - Compensation Arrangement".

(4) Commissions paid based on 1/3 of the revenues, net of direct expenses, derived from television shopping sales of cosmetics.

(5) Represents a non-accountable yearly expense allowance of $65,000.

(6) Terminated as of June 6, 1997.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

During fiscal 1997, no new options were granted to the Named Executive
Officers.

OPTIONS EXERCISED AND FISCAL YEAR-END OPTION VALUES TABLE

The following table sets forth information at July 31, 1997, respecting exercisable and non-exercisable options held by the Named Executive Officers. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the year-end price of the Common Stock. None of the Named Executive Officers exercised any options during fiscal 1997.

                                                                                     VALUE OF UNEXERCISED
                                               NUMBER OF UNEXERCISED                 IN-THE MONEY OPTIONS
                                                  OPTIONS HELD AT                    HELD AT
                                                   JULY 31, 1997                     JULY 31, 1997 (3)
                                                   -------------                     -----------------

                                                        NOT                                                NOT
NAME                          EXERCISABLE           EXERCISABLE              EXERCISABLE               EXERCISABLE
Adrienne Newman (1)             625,000                 -0-                  $   -0-                    $     -0-
Elisabeth Fayer (2)             100,000                 -0-                  $   -0-                    $     -0-

(1) 1,000,000 Warrants granted on November 19, 1993 at $1.25 per share
(2) 100,000 options granted April 28, 1995 at $1.00
(3) Based on a July 31, 1997 closing price of $0.625

COMPENSATION ARRANGEMENTS

Ms. Adrienne Newman was employed as the President and Chief Executive Officer of the Company's sholly-owned subsidiary, Adrien Arpel, Inc. pursuant to an employment agreement with the Company dated as of April 4, 1990 as amended November 18, 1991 and November 19, 1993 (such agreement as amended is the "Employment Agreement"). The Employment Agreement terminated on the earliest to occur of (i) April 4, 1998, (ii) the last day of any month in which Ms. Newman died, (iii) the last day of the month in which the Company elected to terminate Ms. Newman's employment due to a physical or mental disability, (iv) the termination by the Company of Ms. Newman's employment for "good cause" as therein defined, and (v) the termination of the Company's television marketing efforts after April 4, 1995. The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses, attributable to television shopping sales. Ms. Newman, who served as the selling host under the name Adrien Arpel, in the Company's sales program on the Home Shopping Network, Inc. ("HSN"), also has vested rights in 625,000 warrants, 500,000 of which were scheduled to expire on November 19, 1998, and the remaining 125,000 of which were scheduled to expire on July 31, 2001.

On October 28, 1996 the Company received notice from Adrienne Newman purporting to terminate her Employment Agreement with the Company based on an alleged breach of the Employment Agreement by the Company. On November 8, 1996 the Company and Adrienne Newman reached an agreement (the "Interim Agreement") whereby Ms. Newman agreed to appear as the selling host for Adrien Arpel on HSN shows scheduled for November and December 1996 and January 1997 (the "HSN" Selling Period"). During the HSN Selling Period, Ms. Newman acted as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action against the other in connection with their dispute over Ms. Newman's termination of the Employment Agreement until after the expiration of the HSN Selling Period.

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

On March 19, 1997 the Company served an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserts various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, the Company claimed that Ms. Newman was in material breach of her Employment Agreement when she terminated the Employment Agreement on October 28, 1996. As a consequence, it is the Company's belief that Ms. Newman's refusal to provide services to the Company throughout the term of her Employment Agreement which expires in April 1998, particularly her willful refusal and failure to appear as the Company's selling host on HSN, will damage the Company in the sum of at least eleven million dollars ($11,000,000). The Company also asserted claims against Ms. Newman for breaches of her covenant not to compete and her covenant not to disclose trade secrets and proprietary data.

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

Under the terms of the Employment Agreement, Ms. Newman served as Executive Vice President of the Company and President and Chief Executive Officer of ARPEL at an annual base salary of $250,000. The Employment Agreement also provided for a non-accountable expense allowance of $65,000 per year, and prohibited Ms. Newman, during its term, from engaging or being interested in any business which operated leased beauty cosmetic departments or concessions in stores, or which acted as a direct vendor of or advisor with respect to cosmetics or facial services to any store which was a member of a retail group with which the Company engaged in business at the time Ms. Newman's employment terminated, or which was competitive with the business activities of a business which was using the "Adrien Arpel" name and trademark under license from ARPEL at the time Ms. Newman's employment with the Company was terminated.

In September, 1991, the Company entered into an incentive compensation plan agreement with Ms. Newman pursuant to which she was entitled to be paid an annual bonus based on 11% of the annual pre-tax profits (as defined in the Employment Agreement) of ARPEL, for each fiscal year during her employment from August 1, 1991 through July 31, 1994. No bonus compensation was earned for fiscal 1994 since there were no pre-tax profits as calculated. Ms. Newman was also entitled to receive 1/3 of the revenues, net of direct expenses, from television sales of cosmetics. For fiscal 1995 and 1996, and 1997 she received $3,448,105, $3,374,990 and $986,488 respectively from such revenues.

Ms. Langlois has been providing consulting services to the Company at a rate of $9,600 per annum, commencing in December 1992. This was increased to $16,800 per annum effective November 1, 1994. These services consist of legal advice on contract matters as requested by the Company, from time to time are not full time and may be terminated by the Company at will. There is no written agreement between the Company and Ms. Langlois.

Mrs. Fayer was retained to provide consulting services to the Company and Adrien Arpel, Inc. commencing November 1, 1994 at an annual rate of $84,000. This was increased to $290,000 per annum effective May 1, 1995 and to $600,000 per annum effective September 1, 1996. During September 1996, Mrs. Fayer was named President of the Company and she has been serving as Chief Executive Officer since October 1996 when the acting Chairman of the Board and Chief Executive Officer, Mr. Jean Farat resigned from the Company. Mrs. Fayer is responsible for overseeing the management of the Company. There is no written agreement between the Company and Mrs. Fayer.

Ms. Jo Ann Segal was employed as Seniore Vice President/General Manager of the Company pursuant to an employment agreement dated October 23, 1996. This agreement terminated on the earliest to occur of (i) October 27, 1997 or (ii) the termination of Ms. Segal's employment for "cause", as therein defined. During June 1997 the Company terminated Ms. Segal for "cause". Ms. Segal received an annual base salary of $225,000, plus certain benefits which did not exceed 10% of her annual compensation. Ms. Segal also received stock options for 25,000 shares of the Company's Common Stock valued at the closing price on the date of the grant with options for 10,000 shares becoming fully exercisable on the one year anniversary of her employment with the Company and the remaining options for 15,000 shares becoming fully exercisable on the two year anniversary of her employment with the Company.

Ms. Mary Panvini serves as Senior Vice President/General Manager of retail sales of the Company at an annual base salary of $115,000 plus certain benefits which exceed 10% of her annual compensation. These benefits consist of an apartment lease during Ms. Panvini's employment to the Company. There is no written employment agreement between the Company and Ms. Panvini.

Ms. Michele Mas was employed pursuant to an employment agreement dated November 1, 1996. This agreement was to terminate on the earliest to occur of (i) November 1, 1998 and (ii) the termination of Ms. Mas' employment for "cause", as therein defined. Ms. Mas served as Vice President/Marketing of the Company at an annual base salary of $144,000, plus certain benefits which do not exceed 10% of her compensation. Ms. Mas also received stock options for 25,000 shares of the Company's Common Stock, valued at the closing price on the date of such grant, with options for 10,000 shares becoming fully exercisable after she is employed by the Company for a period of one year and options for the remaining 15,000 shares becoming fully exercisable after she is employed by the Company for a period of two years. During June 1997, Ms. Mas and the Company agreed to terminate the employment agreement.

Mr. Ficke is currently earning $125,000 per annum. There is at this time no written employment agreement between the Company and Mr. Ficke.

COMPENSATION FOR SERVICE AS DIRECTOR

Each Director who was not also an officer or employee of the Company (Messrs. Desjardins and Korda for fiscal 1997) received $650 for each Board of Directors or Committee meeting attended by such Director or $200 for each meeting in which such Director participated by telephonic conference. Directors who are also officers or employees of the Company receive no additional compensation for attendance or participation at Board of Directors or Committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mrs. Fayer, who is currently serving as the President and Chief Executive Officer of the Company determined the compensation for the Officers and employees of the Company for the Company's fiscal year ended July 31, 1997 Mrs. Fayer was not involved in the determination of her compensation as the Chief Executive Officer. Mrs Fayer's compensation was determined by the Company's Board of Directors.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                               AND MANAGEMENT

The Following table sets forth certain information as of November 26, 1997, regarding, (i) the share ownership of the Company by each person who is known to the Company to be the record or beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (ii) the share ownership of the Company of each director, (iii) the share ownership of the Company of the Chief Executive Officer and each of the other most highly paid executive officers of the company who earned in excess of $100,000 during the Company's last fiscal year, (the "Named Executives") and (iv) the share ownership of the Company of all directors of the Company and Named Executives as a group.

Name and Address                           Amount of Common Stock        Percent
of Beneficial Owner                        Beneficially Owned          of Class(1)
-------------------                        ------------------          -----------
Elisabeth Fayer,                                7,288,935     (2)          61.8

Jacques Desjardins                                100,000                    *

Steven Korda                                       66,667                    *

Suzanne Langlois                                  100,000                    *

Adrienne Newman(3)                                625,000    (4)           5.0

Michael Ficke                                         -0-                    *

JoAnn Segal                                           -0-                    *

All Directors and Executive Officers
as a Group (8 Persons)                          8,180,602                 65.4


 * Less than 1%

(1) For purposes of computing these percentages, shares not outstanding but beneficially held through contract rights, stock options or warrants exercisable within 60 days from the date hereof are deemed outstanding with respect to such individuals. Based upon 11,787,983 shares of Common Stock outstanding on November 26, 1997.

(2) Includes 7,188,935 shares of Common Stock which are owned of record by Fine Fragrances Distribution, Inc ("FFD") a wholly-owned subsidiary of 3143040 Canada, Inc. of which Elisabeth Fayer is the sole owner. Elisabeth Fayer, through 3143040 Canada Inc. has sole investment and voting discretion with respect to all of such shares.

(3) Terminated her Employment Agreement whereby she served as President and Chief Executive Officer of the Company's wholly-owned subsidiary, Adrien Arpel, Inc., on October 28, 1996.

(4) Represents 625,000 shares of Common Stock issuable upon exercise of warrants. Such warrants are fully vested and have an exercise price of $1.25 per share. 500,000 of such warrants expire on November 19, 1998 and 125,000 of such warrants expire on July 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       NONE

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ALFIN, INC.
                                          (Registrant)


Dated: December 1, 1997               By: Elisabeth Fayer
                                          --------------------------------------
                                          Elisabeth Fayer
                                          Chief Executive Officer, President



Dated: December 1, 1997               By: Michael D. Ficke
                                          --------------------------------------
                                          Michael D. Ficke
                                          Secretary, Chief Financial Officer