Form 10-Q
period 1997-10-31
ALFIN INC
filed 1997-12-15
CIK 724989

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 1997

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission File Number 1-9135

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,787,983 shares of common stock, $.01 par value per share, at December 12, 1997.

                          ALFIN, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.      Financial Statements


               Condensed Consolidated Balance Sheets -
               October 31, 1997 and July 31, 1997                           2-3


               Condensed Consolidated Statements of
               Operations for the three months ended
               October 31, 1997 and 1996                                     4


               Condensed Consolidated Statements of
               Cash Flows for the three months ended
               October 31, 1997 and 1996                                     5


               Notes to Condensed Consolidated
               Financial Statements                                         6-10



Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results                          11-14
               of Operations

Exhibit 11     Schedule of Computation
               of Earnings per share                                         15

Signatures                                                                   16

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS







                             ASSETS                                                 October 31,       July 31,
                             ------                                                    1997            1997
                                                                                    (unaudited)
                                                                                    -----------     -----------
CURRENT ASSETS:

Cash & cash equivalents                                                             $   143,926     $   658,378
Accounts receivable, net of allowances for
 doubtful accounts and chargebacks of $1,022,458 and $891,532 at October 31, and
 July 31,1997, respectively and sales allowances of $138,067 and $256,264
 at October 31, and July 31, 1997, respectively                                         804,285         167,021

Inventories                                                                           2,248,465       2,227,549
Prepaid expenses and other current assets                                               341,937         880,938
                                                                                    -----------     -----------
Total current assets                                                                  3,538,613       3,933,886
                                                                                    -----------     -----------
PROPERTY AND EQUIPMENT                                                                2,403,871       2,333,028
 Less-accumulated depreciation and
 amortization                                                                        (1,837,111)     (1,740,341)
                                                                                    -----------     -----------
 Property and equipment, net                                                            566,760         592,687
                                                                                    -----------     -----------

OTHER ASSETS:




Other                                                                                    74,700          83,938
                                                                                    -----------     -----------

 Total other assets                                                                      74,700          83,938
                                                                                    -----------     -----------
Total assets                                                                        $ 4,180,073     $ 4,610,511
                                                                                    ===========     ===========



                           The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



LIABILITIES AND SHAREHOLDERS' EQUITY              October 31,        July 31,
------------------------------------                  1997            1997
                                                  (unaudited)
                                                 ------------     ------------
CURRENT LIABILITIES:


Due to related parties                          $    100,000                -
Accounts payable                                   1,693,143        1,365,767
Accrued expenses-other                             1,214,049        1,313,971
                                                ------------     ------------

 Total current liabilities                         3,007,192        2,679,738

                                                ------------     ------------

   Total liabilities                               3,007,192        2,679,738

                                                ------------     ------------

REDEEMABLE PREFERRED STOCK                           750,000          750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
 17,000,000 shares authorized;
 11,787,983 shares issued and outstanding at
 October 31, 1997 and July 31,1997                   117,879          117,879

Additional paid-in capital                        12,953,123       12,953,123
                                                ------------     ------------
Accumulated deficit                              (12,648,121)     (11,890,229)


   Total shareholders' equity                        422,881        1,180,773
                                                ------------     ------------
Total liabilities and share-
holders' equity                                 $  4,180,073     $  4,610,511
                                                ============     ============




                           The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                 October 31,         October 31,
                                                    1997                1996
                                                ------------       ------------


Net sales                                       $  2,396,339       $  9,634,712

Cost of goods sold                                   771,391          3,095,294
                                                ------------       ------------

Gross profit on sales                              1,624,948          6,539,418

Selling, general and
   administrative expenses                         2,420,853          5,620,939
                                                ------------       ------------

Operating (loss) profit                             (795,905)           918,479

Other income (expense)
 Interest income (expense)                            38,013            (63,021)

                                                ------------       ------------
Total other income (expense)                          38,013            (63,021)
                                                ------------       ------------
(Loss) income before provision for
Income Taxes                                        (757,892)           855,458

Provision for income taxes                                 -            265,000
                                                ------------       ------------
NET (LOSS) INCOME                               $   (757,892)      $    590,458

                                                ============       ============
   Weighted average number of common
   and common equivalent shares                   11,787,983         12,300,980

 INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                             $      (0.06)      $       0.05
                                                ============       ============


                           The accompanying notes are an integral part of these condensed consolidated statements.

                          ALFIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                 October 31,
                                                             1997            1996
                                                             ----            ----
Cash Flows from Operating Activities:
Net (Loss) income                                        $  (757,892)    $   590,458
                                                         -----------     -----------
Adjustments to Reconcile Net (Loss)income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation & Amortization                                  96,770         157,190
 (Increase) Accounts Receivable                             (637,264)        (18,315)
 (Increase) Inventory                                        (20,916)       (496,167)
 Decrease Prepaid Expenses & Other Assets                    548,239         106,210
 Increase Accounts Payable
   & Accrued Expenses                                        227,454         821,925
                                                         -----------     -----------
Total Adjustments                                            214,283         570,843
                                                         -----------     -----------
   Net Cash (Used in) Provided by
   Operating Activities                                     (543,609)      1,161,301
                                                         -----------     -----------


Cash Flows from Investing Activities
   Capital Expenditures                                      (70,843)       (174,926)
                                                         -----------     -----------
Cash Flows from Financing Activities
Payment of Lines of Credit, net                                    0        (300,000)
Principal Payments of Mortgage Note                                0         (75,000)
Proceeds from (Payments to) Related Parties                  100,000          (4,826)
Proceeds from Sales of Stock                                       0          58,333
                                                         -----------     -----------

Net Cash Provided by (Used in) Financing Activities          100,000        (321,493)

Net (Decrease) increase in Cash and cash equivalents        (514,452)        664,882
Cash and cash equivalents at Beginning of Period             658,378       2,210,972
                                                         -----------     -----------
Cash and cash equivalents at End of Period               $   143,926     $ 2,875,854
                                                         ===========     ===========



Cash Paid during the quarter ended
Interest                                                 $         0     $    54,123
Income Taxes                                                   7,327          45,563


                           The accompanying notes are an integral part of these condensed consolidated statements

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997
                                   (Unaudited)



(1) Summary of significant accounting policies:

    In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at October 31,1997 and July 31, 1997, the results of its operations for the three months ended October 31, 1997 and 1996 and the cash flows for the three months ended October 31, 1997 and 1996. All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1997 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K.

    All significant intercompany transactions and accounts have been eliminated in consolidation. Interim period results are not necessarily indicative of the results of operations for a full year.

    These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended July 31, 1997, filed with the Securities and Exchange Commission.

    Going Concern

    During fiscal year 1997 and during the three months ended October 31, 1997, significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on HSN stemming from the Company's dispute with Adrienne Newman. The Company has been significantly dependent on HSN during the fiscal years ended 1995, 1996 and for the six months ended January 31, 1997. The Company does not currently maintain any external financing arrangements and to date has relied upon cash generated from operations and a loan of $100,000 provided to it by a company controlled by the Company's majority shareholder. As a result of the above factors the Company's independent public accountants issued a going concern audit opinion for the year ended July 31, 1997.

    The Company implemented a restructuring plan designed to move its operations towards profitability and minimize the effect of the departure of Adrienne Newman. This plan included operating expense reductions which the Company implemented during January and November 1997. This plan included $2.2 million in reductions in annualized operating expenses implemented during January 1997.The Company is seeking further expense reductions beyond this amount. In addition to the expense reduction program the Company is attempting to improve its current retail business by capitalizing on its niche salon/service presence, it also has introduced a professionally designed direct mail catalog, has introduced its products on a home shopping network in Italy, has an agreement for the distribution of its products through adfomercials, has plans to introduce its products through the U.S. military and an agent to retailers in Saudi Arabia and the United Arab Emirates.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997
                                   (Unaudited)

    Although there can be no assurance that management will successfully implement the initiatives discussed previously, management is working on the above initiatives. The Company is also evaluating opportunities for alternate financing and equity /or debt financing possibilities to provide satisfactory liquidity.



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

    Advertising Expenses

    The Company advertises through cooperative advertising programs and catalogs. Advertising costs as a percentage of consolidated retail store sales has been 11.7% and 9.8% for the fiscal year ended July 31, 1997 and the three months ended October 31, 1997 respectively. The Company expenses all advertising costs in the period in which the cost is incurred.

    Concentration of Revenues

    The Company recognizes revenue at the time orders are shipped to customers. For the quarter ended October 31, 1996, approximately 74.6% of department store sales are derived from merchandise, 5.5% from services and 19.9% from seasonal, promotional items. As is common in the cosmetic industry, the Company provides its customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company varied from between 4.7% and 4.1% for the fiscal year ended July 31, 1997, and three months ended October 31, 1997 respectively.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997
                                   (Unaudited)

(2) Inventory:

    Inventory at October 31, 1997 and July 31, 1997 was comprised of finished goods amounting to $797,498 and $790,079 respectively and components of $1,450,967 and $1,437,470, respectively.

(3) Prepaid and other current assets:

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

(4) Debt:


    Lines of Credit:

    On November 29, 1996 the Company paid the balance of this revolving secured line of credit of $1.3 million which was due to Credit Lyonnais, New York.

    Related Party Loans:

    During October 1997 Fine Fragrance Distribution, Inc. ("FFD") a company controlled by the Company's majority shareholder, Ms. Elisabeth Fayer advanced $100,000 to the Company.

(5) Computation of net income (loss) per common and common equivalent share:

    Net income (loss) per common and common equivalent share was computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents include the number of shares issuable on exercise of the outstanding options and warrants less the number of shares that could have been purchased with the proceeds from the exercise of the options and warrants based on the average price of common stock during the period.

(6) Income Taxes

    The Company maintains approximately $5.4 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009; however, the use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. As such, the Company has not reflected a tax provision in its condensed consolidated statement of operations for the quarter ended October 31, 1997.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997
                                   (Unaudited)

(7) Other

    On October 28, 1996 the Company received notice from Adrienne Newman purporting to terminate her April 4, 1990 Employment Agreement with the Company (such agreement as subsequently amended is the "Employment Agreement"), based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of the Company's wholly owned subsidiary, (Adrien Arpel, Inc. ("ARPEL")) and had been selling host, under the name of Adrienne Arpel in its sales program on the Home Shopping Network, Inc. ("HSN"). The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses, attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants, 500,000 of which were scheduled to expire in November 1998 and the remaining 125,000 of which were scheduled to expires on July 31, 2001.

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

    On January 28, 1997, after the expiration of the HSN Selling Period, the Company was served by Adrienne Newman with a summons and complaint returnable in the Supreme Court, New York County whereby Ms. Newman asserted claims for damages against the Company based upon alleged breaches by the Company of Ms. Newman's Employment Agreement and the Interim Agreement. Unspecified damages were claimed. A further claim requested a judicial determination that the Employment Agreement was materially beached by the Company resulting in its termination.

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

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997
                                   (Unaudited)


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

    On December 1, 1997 the Company entered into an agreement with Spiegel, Inc. ("Spiegel"). Under the terms of the agreement, the Company will participate in Spiegel's Speciality Catalog Reverse Syndication Marketing Program ("Spiegel Reverse Syndication Program"). The Spiegel Reverse Syndication Program involves mailing the Company's product catalog featuring a selection of Arpel's top performing cosmetic and skin care products priced between $18.50 and $69.95 to 90,000 of Spiegel's customers on or about January 5, 1998. The Company is responsible for all promotional expenses, including but not limited to printing and production costs. In consideration for this mailing, the Company will pay Spiegel a fee equal to 10% of net sales including shipping and handling charges. The agreement can be terminated by either party upon ninety (90) days written notice.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                OCTOBER 31, 1997

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

The Company recorded a net loss of $757,892 for the three months ended October 31, 1997 as compared to net income of $590,458 for the three months ended October 1, 1996. The net loss per common and common equivalent shares for the three months ended October 31, 1997 was $(0.06) as compared to net income of $0.05 for the three months ended October 31, 1996.

Net sales for the three months ended October 31, 1997 decreased to $2,396,339 from $9,634,712 recorded in the prior fiscal year, a decrease of $7,238,373 or 75.1%. The sales decrease is primarily related to an end to the Company's relationship with the Home Shopping Network ("HSN") combined with a decrease in sales to department stores. Sales to HSN for the three months ended October 31, 1996 were $5,727,582. The Company's relationship with HSN ended during January 1997 due to the Company's contract dispute with Adrienne Newman. For a further discussion of the Company's relationship with Adrienne Newman and HSN see footnote 7, "Other".

Net sales to department stores for the three months ended October 31, 1997 decreased to $2,330,376 from $3,907,130 for the three months ended October 31, 1996, a decrease of $1,576,754 or 40.4%. The Company stopped shipping to 66 Dillards department store locations during September 1997 when it learned that Dillards intended to cease selling the Arpel product line during January 1998. The Company recorded $65,963 in mail order sales for the three months ended October 31, 1997. The Company started filling phone requests for products during June 1997 by implementing a toll free number where customers could speak to trained beauty advisors. The Company has been receiving product inquiries from former HSN customers and customers in markets where Arpel products are no longer available in department stores.

Cost of goods sold as a percentage of net sales was 32.2% for the three months ended October 31, 1997 as compared to 32.1% for the three months ended October 31, 1996.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                OCTOBER 31, 1997

Selling, general and administrative expenses decreased to $2,420,853 for the three months ended October 31, 1997, from $5,620,939 for the three months ended October 31, 1996, a decrease of $3,200,086 or 56.9%. The decrease is primarily attributable to the decreased cost of operating the Company's current downsized department store business combined with a decrease of $1,126,256 in compensation payments to Ms. Newman which were attributable to her appearances on HSN during the three months ended October 31, 1996. The Company also implemented $2.2 million in annualized operating expense reductions during January 1997 and an additional $500,000 during November 1997. The Company is seeking further expense reductions beyond this amount.

The Company recorded interest income of $38,013 during the three months ended October 31, 1997 as compared to interest expense of $63,021 for the three months ended October 31, 1996. The Company is earning interest on investments in marketable securities along with the payments from Selecta. During the three months ended October 31, 1996 the Company was still borrowing funds under its loan faculties with Credit Lyonnais, New York and PNC Bank.

Liquidity and Capital Resources

The Company had positive working capital of $531,421 at October 31, 1997, a decrease of $722,727 from working capital of $1,254,148 at July 31, 1997.

During fiscal year 1997 and during the three months ended October 31, 1997, significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on HSN resulting from the Company's dispute with Adrienne Newman. The Company has been significantly dependent on HSN during the fiscal years ended 1995, 1996 and for the six months ended January 31, 1997. The Company does not currently maintain any external financing arrangements and to date has relied upon cash generated from operations and a $100,000 loan furnished to it by FFD. As a result of the above factors the Company's independent public accountants issued a going concern audit opinion for the year ended July 31, 1997.

The Company has implemented a restructuring plan designed to move its operations towards profitability and reduce the adverse effect of the sudden departure of Adrienne Newman. During January 1997 the Company implemented $2.2 million in annualized operating expense reductions. For the three months ended October 31, 1997 selling, general and administrative expenses were reduced by approximately $2.0 million versus the same period of the prior fiscal year. This decrease is net of the effect of $1.1 million in compensation payments provided to Adrienne Newman which were attributable to her appearances on HSN. The Company implemented additional annualized operating expenses reductions during November of 1997 of $500,000 and seeks further expense cuts beyond this amount.

In addition to operating expense reductions the Company's restructuring plans are focused on the following areas:

    - Further realignment of the Company's established U.S. department store operations by concentrating on profitable department store groups and markets.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                OCTOBER 31, 1997


    - Enhancing and developing the Company's Canadian retail operations which have historically been profitable for the Company.

    - Pursuit and development of other avenues of distribution. The Company has contacted the U.S. military on a preliminary basis in connection with the possible distribution of the Arpel product line through its military bases.

    - Introduction of the Company's product line and salon services with retailers and or distributors located outside of the Company's current United States and Canadian markets. The Company and an agent have signed a letter of intent to possibly distribute the Company's products within Saudi Arabia and the United Arab Emirates.

    - During October 1997 the Company mailed its first professionally designed mini catalogue offering approximately 25 of Arpel's most popular skin care products and kits to 70,000 customers. The Company plans to have subsequent editions featuring approximately 50 products and to mail its catalogue four times each year during the winter, spring, summer and fall, with an increase in volume from mailing to mailing.

    - During August 1997 the Company entered into an agreement with Target Mailing Lists, Inc. ("Target"). Under the agreement the Company and Target will place advertisements in publications for the sale of specialty packaged cosmetic and skin care products and kits. Target will advance all production costs for advertisements approved by the Company and the Company will advance all creative costs associated with such advertising. Expenses incurred by Target shall be reimbursed pro rata from gross revenues received from the sales of products. All revenues remaining after payment of expenses shall be allocated 49.5% to target, 40.5% to the Company and 10% to other parties. The agreement terminates on February 6, 1999 and renews automatically if the advertising placed by Target and the Company generates more than $1.5 million in retail sales within a one year period from the date the advertisement first appears in the media. The Company conducted a test market on December 7, 1997 which featured a specially designed skin care kit. The first advertising supplement reached 867,000 households in California as part of a Sunday newspaper circular. The Company has not yet received any conclusive feedback from this test.

    - Participation in Spiegel's Reverse Syndication Program which involves mailing the Company's product catalog featuring a selection of the Company's top performing cosmetic and skin care products priced between $18.50 and $69.95. This mailing is scheduled to take place during January 1998 and is designed to reach approximately 90,000 of Spiegel's customers.

                          ALFIN, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                OCTOBER 31, 1997


    - The Company is currently the exclusive cosmetic line and launched its Arpel products to approximately 30 million viewers in Italy through Shopping America on November 24, 1997. The format is similar to HSN and QVC in the United States and "Teleshopping", the most successful home shopping show in France.

Although there can be no assurance that management will successfully implement any of the initiatives discussed above, management is working on the above initiatives. The Company is also evaluating opportunities for alternative financing and equity and or debt financing possibilities to provide satisfactory liquidity.

            EXHIBIT 11




                          ALFIN, INC. AND SUBSIDIARIES

                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE


                                                Three Months Ended
                                                     October 31
                                               1997              1996
                                               ----              ----


Net (Loss) Income                          $   (757,892)    $    590,458
                                           ------------     ------------

Weighted average number
of shares outstanding                        11,787,983       11,721,259

Add:
    Common Stock
    Equivalents under 1983 option plan                0            2,608

    Common Stock
    Equivalents under 1993 option plan                0          225,438


    Common Stock
    Equivalents represented by Warrants               0          351,675


                                           ------------     ------------

Weighted average number of
Shares used in earnings per share            11,787,983       12,300,980

Earnings per share                         $      (0.06)    $       0.05

                           ALFIN, INC AND SUBSIDIARIES




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ALFIN, INC.
                                              -------------------
                                              (Registrant)





                                              /s/ Elisabeth Fayer
                                              -------------------------
                                              Elisabeth Fayer
                                              Chief Executive Officer





Dated: December 15, 1997                      /s/ Michael D. Ficke
                                              -------------------------
                                              Michael D. Ficke
                                              Chief Financial Officer