Form 10-Q
period 1998-01-31
ALFIN INC
filed 1998-03-17
CIK 724989

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  January 31, 1998

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
Commission File Number  1-9135

                                   ALFIN, INC.

               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                       13-3032734

-------------------------------                 -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

 720 Fifth Avenue, New York, N.Y.                   10019
-------------------------------                 ----------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,787,983 shares of common stock, $.01 par value per share, at March 13, 1998.

                          ALFIN, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.            Financial Statements

                     Condensed Consolidated Balance Sheets -
                     January 31, 1998 and July 31, 1997                      2-3

                     Condensed Consolidated Statements of
                     Operations for the three and six months
                     ended January 31, 1998 and 1997                           4

                     Condensed Consolidated Statements of
                     Cash Flows for the six months ended
                     January 31, 1998 and 1997                                 5

                     Notes to Condensed Consolidated
                     Financial Statements                                   6-10


Item 2.              Management's Discussion and Analysis
                     of Financial Condition and Results                    11-14
                     of Operations

Exhibit 11           Schedule of Computation
                     of Earnings per share                                    15

Signatures                                                                    16

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                     ASSETS                                 January 31,         July 31,
                                                               1998               1997
                                                           (unaudited)
                                                           -----------        -----------
CURRENT  ASSETS:

Cash & cash equivalents                                    $   113,648        $   658,378
Accounts receivable, net of allowances for
doubtful accounts and chargebacks of
 $1,377,610 and $891,532 at January 31, 1998
 and July 31,1997, respectively and
 sales allowances of $138,067 and $256,264
 at January 31, 1998 and July 31, 1997, respectively           415,947            167,021

Inventories                                                  2,065,776          2,227,549
Prepaid expenses and other current assets                       21,411            880,938
                                                           -----------        -----------
Total current assets                                         2,616,782          3,933,886
                                                           -----------        -----------
PROPERTY AND EQUIPMENT                                       2,432,875          2,333,028
 Less-accumulated depreciation and
 amortization                                               (1,926,524)        (1,740,341)
                                                           -----------        -----------
 Property and equipment, net                                   506,351            592,687
                                                           -----------        -----------
OTHER ASSETS:




Other                                                           75,000             83,938
                                                           -----------        -----------
 Total other assets                                             75,000             83,938
                                                           -----------        -----------
Total assets                                               $ 3,198,133        $ 4,610,511
                                                           ===========        ===========


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------                          January 31,           July 31,
                                                                 1998                1997
                                                              (unaudited)
                                                             ------------        ------------
CURRENT LIABILITIES:


Due to related parties                                       $       --                  --
Accounts payable                                                2,001,483           1,365,767
Accrued expenses-other                                          1,430,791           1,313,971
                                                             ------------        ------------

  Total current liabilities                                     3,432,274           2,679,738

                                                             ------------        ------------

  Total liabilities                                             3,432,274           2,679,738
                                                             ------------        ------------

REDEEMABLE PREFERRED STOCK                                        750,000             750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
 17,000,000 shares authorized;
 11,787,983 shares issued and outstanding at
 January 31, 1998 and July 31,1997                                117,879             117,879

Additional paid-in capital                                     12,953,123          12,953,123

Accumulated deficit                                           (14,055,143)        (11,890,229)
                                                             ------------        ------------

  Total shareholders' equity                                     (984,141)          1,180,773
                                                             ------------        ------------
Total liabilities and share-
holders' equity                                              $  3,198,133        $  4,610,511
                                                             ============        ============


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                           ALFIN, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended                         Six Months Ended
                                              January 31,                              January 31,
                                        1998               1997                1998                 1997
                                        ----               ----                ----                 ----
Net Sales                          $  1,379,724        $ 10,188,567        $  3,776,063        $ 19,823,279

Cost of goods sold                      382,707           3,856,834           1,154,098           6,952,128
                                   ------------        ------------        ------------        ------------
Gross profit on sales                   997,017           6,331,733           2,621,965          12,871,151

Selling, general and
 administrative expenses              2,427,775           5,305,301           4,848,628          10,970,850
                                   ------------        ------------        ------------        ------------
Operating(Loss)Profit                (1,430,758)          1,026,432          (2,226,663)          1,900,301

Other income (expense)
  Interest income (expense)              23,738             (21,027)             61,751             (39,438)
                                   ------------        ------------        ------------        ------------

Total other income (expense)             23,738             (21,027)             61,751             (39,438)
                                   ------------        ------------        ------------        ------------
(Loss) Income before
Provision for income taxes           (1,407,020)          1,005,405          (2,164,912)          1,860,863

Provision for
 Income Taxes                                 0             304,000                   0             569,000
                                   ------------        ------------        ------------        ------------
NET (LOSS) INCOME                  $ (1,407,020)       $    701,405        $ (2,164,912)       $  1,291,863
                                   ============        ============        ============        ============

Weighted average number
of common and common
equivalent shares                    11,787,983          11,958,194          11,787,983          12,099,491
                                   ------------        ------------        ------------        ------------

INCOME PER COMMON
 AND COMMON
 EQUIVALENT SHARES                 $      (0.12)       $       0.06        $      (0.18)       $       0.11
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

                          ALFIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                       January 31,
                                                                 1998                1997
                                                              -----------        -----------
Cash Flows from Operating Activities:
Net (Loss) income                                             $(2,164,912)       $ 1,291,863
                                                              -----------        -----------


Adjustments to Reconcile Net (Loss)income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation & Amortization                                      186,182            298,028
 (Increase) decrease in Accounts Receivable                      (248,926)            37,464
  Decrease in Inventory                                           161,773             82,294
 Decrease (Increase) in Prepaid Expenses & Other Assets           868,465           (468,600)
 Increase Accounts Payable
   & Accrued Expenses                                             752,535            208,321
                                                              -----------        -----------
Total Adjustments                                               1,720,029            157,507

Net Cash (Used in) Provided by
Operating Activities                                             (444,883)         1,449,370
                                                              -----------        -----------
Cash Flows from Investing Activities
  Capital Expenditures                                            (99,847)          (219,201)
                                                              -----------        -----------

Cash Flows from Financing Activities
Payment of Lines of Credit, net                                         0         (1,600,000)
Principal Payments of Mortgage Note                                     0           (150,000)
Payments to Related Parties                                             0             (4,826)
Proceeds from Sales of Stock                                            0             58,333
                                                              -----------        -----------
Net Cash Used in Financing Activities                                   0         (1,696,493)

Net Decrease in Cash and cash equivalents                        (544,730)          (466,324)
Cash and cash equivalents at Beginning of Period                  658,378          2,210,972
                                                              -----------        -----------
Cash and cash equivalents at End of Period                    $   113,648          1,744,648
                                                              ===========        ===========

Cash Paid during the quarter ended
Interest                                                      $         0        $    90,066
Income Taxes                                                            0             95,969


                 The accompanying notes are an integral part of these condensed consolidated statements

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998
                                   (Unaudited)

(1) Summary of significant accounting policies:

In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at January 31, 1998 and July 31, 1997, the results of its operations for the three and six months ended January 31, 1998 and 1997 and the cash flows for the three and six months ended January 31, 1998 and 1997. All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1997 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K.

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

Going Concern
During fiscal year 1997 and during the six months ended January 31, 1998, significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on HSN stemming from the Company's dispute with Adrienne Newman. The Company has been significantly dependent on HSN during the fiscal years ended 1995, 1996 and for the six months ended January 31, 1997.

On February 9, 1998, the Company's board of directors approved an agreement with an investment group headed by Barry W. Blank. Under the agreement the group advanced the Company working capital of $500,000 and has committed to raise no less than an additional $2 million in equity on or before April 30, 1998. The initial $500,000 investment was in the form of a 12% five year note convertible into the Company's common stock, commencing on August 1, 1998 at the rate of $0.25 per share. The board of directors also elected Mr. Blank as President of the Company and accepted the resignation of Elisabeth Fayer, the Company's former Chairman and Chief Executive Officer, who owns a majority of the Company's common stock through an affiliated company, Fine Fragrances Distribution, Inc., ("FFD"). Mr. Blank is an investment banker who is employed as the manager of the Phoenix office of J. Robbins Securities LLC and personally owns seats on the New York and American Stock Exchanges. Under the agreement, FFD also issued an option to the investment group to acquire all of its shares of the Company's common stock and has granted Mr. Blank a proxy to vote these shares. FFD owns approximately 7.1 million shares of the Company's common stock which represents approximately 61% of the currently outstanding shares of such stock. The option is exercisable for 12 months commencing on August 1, 1998 at $0.25 per share.

On March 13, 1998, Barry Blank acting as sole director appointed Barry Feiner, Joseph Giamenco and John McConnaughy, Jr. as additional directors of the Company

The Company has implemented a restructuring plan designed to move its operations towards profitability and minimize the effect of the departure of Adrienne Newman and the related discontinuance of the Company's appearances on HSN. This plan includes significant operating expense reductions. In addition to the expense reduction program the Company is attempting to improve its current retail business by capitalizing on its niche salon/service presence.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998
                                   (Unaudited)


The Company has committed to significantly reducing its operating expenses. In addition to operating expenses reductions the Company's plans are focused in the following areas:


o Continued realignment of the Company's U.S. department store operations by concentrating on profitable department store groups and markets.

o Further development of the Company's Canadian retail operations which have historically been profitable for the Company.

o Development of other revenues at distribution. The Company has made several presentations to the U.S. military and believes that an agreement will be reached which will lead to the distribution of the Arpel product line through its military bases. There can be no assurance that the Company will reach an agreement to distribute its products through U.S. military bases.

o Introduction of the Company's product line and salon services with retailers and/or distributors located outside of the Company's current United States and Canadian markets.

o Expansion of the Company's relationship with Spiegel. The Company and Spiegel are discussing plans to increase product offerings with distribution to a larger customer base. There can be no assurance that the Company and Spiegel will expand its relationship.

o The Company is currently finalizing its second professionally designed catalogue. This new addition will be mailed during the Spring season and will include new product offerings and reach a wider customer base. The Company has expanded the hours and upgraded its toll-free hotline designed to fill mail order requests for Adrien Arpel products. Trained beauty advisors are available to discuss the Company's products and offer professional skin care advice.

Management believes that these initiatives combined with the financing under the agreement with the Barry Blank group should improve the Company's operating and financial condition. There can be no assurance that the Company will be successful in implementing these initiatives.

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

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998
                                   (Unaudited)

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

Advertising Expenses

The Company advertises through cooperative advertising programs and catalogs. Advertising costs as a percentage of consolidated retail store sales has been 11.7% and 14.2% for the fiscal year ended July 31, 1997 and the six months ended January 31, 1998 respectively. The Company expenses all advertising costs in the period in which the cost is incurred.

Concentration of Revenues

The Company recognizes revenue at the time orders are shipped to customers. For the six months ended January 31, 1998, approximately 74.3% of department store sales were derived from merchandise, 6.4% from services and 19.3% from seasonal, promotional items. As is common in the cosmetic industry, the Company provides its customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company varied from between 4.7% and 3.1% for the fiscal year ended July 31, 1997, and six months ended January 31, 1998 respectively.

(2)Inventory:

Inventory at January 31, 1998 and July 31, 1997 was comprised of finished goods amounting to $948,129 and $790,079 respectively and components of $1,117,647 and $1,437,470, respectively.

(3)Prepaid and other current assets:

During December 1996 the Company made a deposit of $1 million towards the purchase of fragrance products from Laboratories Selecta in France ("Selecta"). This transaction was designed to provide additional product sales for the Company in markets other than those currently handled by the Company's retail cosmetic operations. During May 1997 the Company and Selecta agreed to cancel this purchase. Under the agreement to cancel Selecta has refunded the Company $260,125, $266,833, $271,281 and $277,990 on May 21, August 7, October 7, 1997,
and December 31, 1997 respectively. Interest on the repayment was charged at 10.5%.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998
                                   (Unaudited)

(4)Debt:


Lines of Credit:

On February 10, 1998 the Company received $500,000 in financing, pursuant to an agreement with an investment group headed by Barry W. Blank. The financing is in the form of a 12% five year note which is convertible into the Company's Common Stock, commencing on August 1, 1998 at the rate of $0.25 per share.

Related Party Loans:

During October and November 1997 Fine Fragrance Distribution, Inc. ("FFD") a company controlled by the Company's majority former shareholder, Ms. Elisabeth Fayer, advanced $150,000 to the Company. This advance was repaid during January 1998.

(5)Computation of net income (loss) per common and common equivalent share:

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

(6)Income Taxes:

The Company maintains approximately $5.4 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009; however, the use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. As such, the Company has not reflected a tax provision in its condensed consolidated statement of operations for the quarter ended January 31, 1998.

(7) Other:

On October 28, 1996 the Company received notice from Adrienne Newman purporting to terminate her April 4, 1990 Employment Agreement with the Company (such agreement as subsequently amended is the "Employment Agreement"), based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of the Company's wholly owned subsidiary, (Adrien Arpel, Inc. ("ARPEL") and had been selling host, under the name of Adrienne Arpel in its sales program on the Home Shopping Network, Inc. ("HSN"). The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses, attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants, 500,000 of which were scheduled to expire in November 1998 and the remaining 125,000 of which were scheduled to expires on July 31, 2001.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998
                                   (Unaudited)


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

On March 19, 1997, the Company served an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserts various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, it is the position of the Company that Ms. Newman was in material breach of her Employment Agreement when she terminated the Employment Agreement on January 28, 1996. As a consequence, it is the Company's belief that Ms. Newman's refusal to provide services to the Company throughout the term of her Employment Agreement which expires April 1998, particularly her willful refusal and failure to appear as the Company's selling host on HSN, will damage the Company in the sum of at least eleven million ($11,000,000). The Company also asserted claims against Ms. Newman for breaches of her covenant not to compete and her covenant not to disclose trade secrets and proprietary data.

During May 1997, Ms. Newman started appearing on HSN as a representative of her own company selling cosmetic products under the name "Signature Club A." Ms. Newman has subsequently appeared on HSN on a monthly basis. The Company and its attorneys have reviewed these appearances and may seek further legal remedies and actions against Ms. Newman. During these appearances Ms. Newman was not acting on behalf of the Company or its trademark protected Adrienne Arpel product line.

The case is currently in the discovery phase. Upon completion of discovery the action will be ready for trial but no trial date has yet been fixed.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                JANUARY 31, 1998

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

SIX MONTHS ENDED JANUARY 31, 1998

The Company recorded a net loss of $2,164,912 for the six months ended January 31, 1998 as compared to net income of $1,291,863 for the six months ended January 31, 1997. The net loss per common and common equivalent shares for the six months ended January 31, 1998 was $(0.18) as compared to net income of $0.11 for the six months ended January 31, 1997.

Net sales for the six months ended January 31, 1998 decreased to $3,776,063 from $19,823,279 for the six months ended January 31, 1997, a decrease of $16,047,216 or 81.0%. The decrease in sales is primarily attributable to an end of the Company's relationship with the Home Shopping Network ("HSN") combined with a decrease in sales to department stores. The Company's relationship with HSN ended during January 1997 due to the Company's contract dispute with Ms. Adrienne Newman. Sales to HSN for the six months ended January 31, 1997 were $12,169,253. For a detailed discussion of the Company's dispute with Ms. Newman see footnote 7, "Other."

Net sales to department stores for the six months ended January 31, 1998 decreased to $3,631,976 from $7,654,026 for the six months ended January 31, 1997, a decrease of $4,022,052 or 52.5%. The Company was distributing its products to 166 department store locations as of January 31, 1998 as compared to 285 locations as of January 31, 1997. The Company recorded $144,087 from mail order sales for the six months ended January 31, 1998. The Company started filling phone requests for products during June 1997 by implementing a toll free number where customers could speak to trained beauty advisors.

During December 1997 the Company entered into an agreement with Spiegel, Inc. ("Spiegel"). Under the terms of the agreement, the Company participated in Spiegel's Specialty Catalogue Reverse Syndication Program ("Spiegel Program"). The Spiegel Program involved mailing the Company's product catalogue featuring a selection of Adrien Arpel's top performing cosmetics and skin care products priced between $18.50 and $69.95 to approximately 100,000 of Spiegel's customers during January 1998. The Company is responsible for all promotional expenses, including but no limited to printing and production costs related to mailing and Spiegel is responsible for mailing costs. The Company and Spiegel are currently discussing plans to expand this relationship with increased product offerings and distribution to a larger customer base. The Company and Spiegel plan to concentrate in markets where Arpel products are currently not available through department stores. No assurance can be given that this expansion will take place.

Cost of goods sold as a percentage of net sales was 30.6% for the six months ended January 31, 1998 as compared to 35.1% for the six months ended January 31, 1997. The decrease is primarily related to product mix since products sold to HSN have had higher cost of goods rate and consisted of 61.4% of total sales for the six months ended January 31, 1997.

Selling, general and administrative expenses decreased to $4,848,628 for the six months ended January 31, 1998 from $10,970,850 for the six months ended January 31, 1997, a decrease of $6,122,222 or 55.8%. This decrease is primarily attributable to the decreased cost of operating the Company's current downsized department store business combined with a decrease of $2,300,339 in compensation payments to Ms. Newman which were attributable to her appearances on HSN during the six months ended January 31, 1997. The Company has also implemented $2.2 million in annualized operating expense reductions during January 1997 and an additional $500,000 during November 1997. For a discussion of the Company's current restructuring plans, see "Liquidity and Capital Resources".

The Company recorded interest income of $61,751 during the six months ended January 31, 1998 as compared to interest expense of $39,438 for the six months ended January 31, 1997. The Company earned interest income on the payments it received from Selecta. During the six months ended January 31, 1997 the Company was still paying interest under its loan facility with PNC Bank.

THREE MONTHS ENDED JANUARY 31, 1998

The Company recorded a net loss of $1,407,020 for the three months ended January 31, 1998 as compared to net income of $701,405 for the three months ended January 31, 1997. The net loss per common and common equivalent shares for the three months ended January 31, 1998 was $(0.12) as compared to net income of $0.06 for the three months ended January 31, 1997.

Net sales for the three months ended January 31, 1998 decreased to $1,379,724 from $10,188,567 recorded in the three months ended January 31, 1997, a decrease of $8,808,843 or 86.5%. The decrease in sales is due primarily to the end of the Company's relationship with HSN combined with a decrease in sales to department stores. During the three months ended January 31, 1997 the Company recorded sales to HSN in the amount of $6,441,671. Sales to department stores for the three months ended January 31, 1998 decreased to $1,301,600 from $3,746,896, a decrease of $2,445,295 or 65.3%. As indicated previously the Company was distributing to 166 department store locations at January 31, 1998 as compared to 285 locations at January 31, 1997. The Company recorded $78,124 from mail order sales for the three months ended January 31, 1998.

Cost of goods sold as a percentage of net sales was 27.7% for the three months ended January 31, 1998 as compared to 37.9% for the three months ended January 31, 1997.

Selling, general and administrative expenses for the three months ended January 31, 1998 decreased to $2,427,775 from $5,305,301 for the three months ended January 31, 1997, a decrease of $2,877,526, or 54.2%.

The Company recorded interest income in the amount of $23,738 during the three months ended January 31, 1998 as compared to interest expense of $21,027 for the three months ended January 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $815,492 at January 31, 1998, a decrease of $2,069,640 from positive working capital of $1,254,148 at July 31, 1997.

During fiscal year 1997 and during the six months ended January 31, 1998, significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on HSN resulting from the Company's dispute with Adrienne Newman. The Company had been significantly dependent on HSN during the fiscal years ended 1995, 1996 and for the six months ended January 31, 1997. The Company has been dependent upon cash generated from operations and as a result of the above factors the Company's independent public accountants issued a going concern audit opinion for the year ended July 31, 1997.

On February 9, 1998, the Company's Board of Directors approved an agreement with an investment group headed by Barry W. Blank. Under the agreement the group advanced the Company working capital of $500,000 and has committed to raise no less than an additional $2 million in equity on or before April 30, 1998. There can be no assurance that the Blank group will be successful in raising such equity. If the Blank group is not successful and the Company cannot obtain alternative financing, the Company will be adversely effected. The initial $500,000 investment was in the form of a 12% five year note convertible into the Company's Common Stock, commencing August 1, 1998, at the rate of $0.25 per share. On February 9, 1998, the Company's Board of Directors elected Mr. Blank as President of the Company and accepted the resignation of Elisabeth Fayer, the Company's former Chairman and Chief Executive Officer, who owned a majority of the Company's common stock through an affiliated company, Fine Fragrances Distribution, Inc., ("FFD"). Mr. Blank is an investment banker who is employed as the manager of the Phoenix office of J. Robbins Securities LLC and personally owns seats on the New York and American Stock Exchanges. Under the agreement, FFD also issued an option to the investment group to acquire all of its shares of the Company's Common Stock and has granted Mr. Blank a proxy to vote these shares. FFD owned approximately 7.1 million shares of the Company's Common Stock that represented approximately 61% of the currently outstanding shares of such stock. The option is exercisable for 12 months commencing on August 1, 1998 at $0.25 per share.

The Company's former directors, Jacques Desjardins, Steven Korda and Suzanne Langlois resigned their respective positions in conjunction with the above agreement. Mr. Barry Feiner, an attorney who practices law in New York City, Joseph Giamenco, who is the principal of GHM, Inc., an American Stock Exchange specialist firm, and Mr. John McConnaughy, Jr., a private investor have been installed in their places.

In July 1997, the Company was advised by the American Stock Exchange (the "ASE") that it wished to review with the Company its continued listing eligibility on the ASE based upon the Company falling below certain ASE continued listing guidelines. The Company met with representatives of the ASE and made both oral and written presentations to the ASE. The Company was advised by the ASE, by letter dated September 15, 1997, that the Company's listing on the ASE would be continued subject to future review by the ASE of the Company's favorable progress in satisfying the ASE's guidelines for continued listing and to the ASE's routine periodic reviews of the Company's SEC and other filings. The ASE requested an updated report from the Company to be submitted on or before December 17, 1997 which addressed, among other things, the Company's ability to satisfy its cash needs and to achieve its projections of profitability. During January 1998 and based upon the updated report submitted by the Company to the ASE on December 17, 1997, the ASE notified the Company of its intention to commence delisting procedures.


On January 21, 23, 28, and 29, 1998, the Company and representatives of the Blank group made oral and written submissions to the ASE. The Company was advised by letter dated February 3, 1998, that the ASE would continue the Company's listing until May 1, 1998. This determination was subject to the Company's receipt of the $500,000 in immediate cash, which occurred on February 9, 1998, and at least $2 million by April 30, 1998, as outlined under the Company's agreement with the Barry Blank group. Additionally, the Company must achieve its commitments to generate new revenue sources and reduce expenses as set forth in its letters to the ASE. The ASE has requested a report on or before

May 1, 1998 which addresses the Company's ability to raise cash and explains any material deviation from the commitments and projections provided by the Company. The ASE has also requested updated quarterly income statement and cash flow projections for fiscal 1998 and a revised projected balance sheet as of July 31, 1998. The Company does not satisfy the guidelines for the continued listing of its securities on the ASE and no assurance can be given that the listing will be retained.

The Company has committed to significantly reducing its operating expenses. In addition to operating expenses reductions the Company's plans are focused in the following areas:

- Continued realignment of the Company's U.S. department store operations by concentrating on profitable department store groups and markets.

- Further development of the Company's Canadian retail operations which have historically been profitable for the Company.

- Development of other avenues of distribution. The Company has made several presentations to the U.S. military and believes that an agreement will be reached which will lead to the distribution of the Arpel product line through its military bases. There can be no assurance that the Company will reach an agreement to distribute its products through U.S. Military bases.

- Introduction of the Company's product line and salon services with retailers and/or distributors located outside of the Company's current United States and Canadian markets.

- Expansion of the Company's relationship with Spiegel. The Company and Spiegel are discussing plans to increase product offerings with distribution to a larger customer base. There can be no assurance that the Company and Spiegel will expand its relationship.

- The Company is currently finalizing its second professionally designed catalogue. This new addition will be mailed during the spring season and will include new product offerings and reach a wider customer base. The Company has expanded the hours and upgraded its toll free hotline designed to fill mail order requests for Adrien Arpel products. Trained beauty advisors are available to discuss the Company's products and offer professional skin care advice.

Management believes that these initiatives combined with the financing under the agreement with the Barry Blank group should improve the Company's operating and financial condition. There can be no assurance that the Company will be successful in implementing these initiatives.

                                                                      EXHIBIT 11


                          ALFIN, INC. AND SUBSIDIARIES

                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE

                                    Three Months Ended                    Six Months Ended
                                        January 31                           January 31
                                  1998              1997              1998               1997
                                  ----              ----              ----               ----

Net (Loss) Income              (1,407,020)          701,405       $ (2,164,912)       $ 1,291,863
                              -----------        ----------       ------------        -----------

Weighted average number
of shares outstanding          11,787,983        11,721,259         11,787,983         11,721,259

Add:
Common Stock
Equivalents under 1983
option plan                             0             1,503                  0              1,970

Common Stock
Equivalents under 1993
option plan                             0           125,292                  0            164,142

Common Stock
Equivalents represented
by Warrants                             0           110,140                  0            212,120

                              -----------        ----------       ------------        -----------

Weighted average number
of Shares used in
earnings per share             11,787,983        11,958,194         11,787,983         12,099,490

Earnings per share            $     (0.12)       $     0.06       $      (0.18)       $      0.11

                           ALFIN, INC AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ALFIN, INC.

                                            (Registrant)





                                 /s/ Barry W. Blank
                                 ------------------------------
                                  Barry W. Blank
                                  President






Dated: March 13, 1998            /s/ Michael D. Ficke
                                 ------------------------------
                                 Michael D. Ficke
                                 Chief Financial Officer