Form 10-Q
period 1998-04-30
ALFIN INC
filed 1998-06-22
CIK 724989

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,018,866 shares of common stock, $.01 par value per share, at June 10, 1998.

                          ALFIN, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -
            April 30, 1998 and July 31, 1997                                 2-3

            Condensed Consolidated Statements of
            Operations for the three and nine months
            ended April 30, 1998 and 1997                                      4

            Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            April 30, 1998 and 1997                                            5

            Notes to Condensed Consolidated
            Financial Statements                                            6-11


Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                  12-17

Signatures                                                                    18

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS







                      ASSETS                              April 30,           July 31,
                      ------                                 1998               1997
                                                         (unaudited)
                                                         -----------        -----------
CURRENT ASSETS:

Cash & cash equivalents                                  $   192,985        $   658,378
Accounts receivable, net of allowances for
 doubtful accounts and chargebacks of
 $1,073,039 and $891,532 at April 30, 1998
 and July 31, 1997, respectively and sales
 allowances of $68,957 and $256,264
 at April 30, 1998 and July 31, 1997, respectively           808,162            167,021

Inventories                                                1,822,719          2,227,549
Prepaid expenses and other current assets                    330,808            880,938
                                                         -----------        -----------

Total current assets                                       3,154,674          3,933,886
                                                         -----------        -----------

PROPERTY AND EQUIPMENT                                     2,434,283          2,333,028
 Less-accumulated depreciation and
 amortization                                             (2,026,771)        (1,740,341)
                                                         -----------        -----------

 Property and equipment, net                                 407,512            592,687
                                                         -----------        -----------


OTHER ASSETS:



Other                                                      2,875,406             83,938
                                                         -----------        -----------

 Total other assets                                        2,875,406             83,938
                                                         -----------        -----------

Total assets                                             $ 6,437,592        $ 4,610,511
                                                         ===========        ===========



                   The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                          ALFIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





LIABILITIES AND SHAREHOLDERS' EQUITY             April 30,           July 31,
                                                   1998                1997
                                                (unaudited)
                                               ------------        ------------
CURRENT LIABILITIES:


Due to related parties                         $     60,417                   0
Accounts payable                                  1,800,591           1,365,767
Accrued expenses-other                              787,745           1,313,971
                                               ------------        ------------


 Total current liabilities                        2,648,753           2,679,738


NOTES PAYABLE TO RELATED PARTIES                    187,500                   0
                                               ------------        ------------


  Total liabilities                               2,836,253           2,679,738
                                               ------------        ------------


REDEEMABLE PREFERRED STOCK                          750,000             750,000

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value,
 17,000,000 shares authorized;
 12,018,866 and 11,787,983 shares
 issued and outstanding at April 30,
 1998 and July 31, 1997 respectively                120,188             117,879

Additional paid-in capital                       16,134,012          12,953,123

Accumulated deficit                             (13,402,861)        (11,890,229)
                                               ------------        ------------


  Total shareholders' equity                      2,851,339           1,180,773
                                               ------------        ------------

Total liabilities and share-
holders' equity                                $  6,437,592        $  4,610,511
                                               ============        ============







                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                           ALFIN, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended                  Nine Months Ended
                                            April 30,                           April 30,
                                     1998              1997              1998              1997
                                 ------------      ------------      ------------      ------------
Net Sales                        $  1,471,572      $  3,130,544      $  5,247,635      $ 22,953,823

Cost of goods sold                    282,155           790,908         1,436,254         7,743,036
                                 ------------      ------------      ------------      ------------


Gross profit on sales               1,189,417         2,339,636         3,811,381        15,210,787


Selling, general and
 administrative expenses            1,092,134         3,901,138         5,940,762        14,871,988
                                 ------------      ------------      ------------      ------------

Operating Profit(Loss)                 97,283        (1,561,502)       (2,129,381)          338,799

Other income (expense)
   Interest (expense) income          (10,210)            1,494            51,541           (37,944)
   Non cash financing charge         (326,042)                0          (326,042)                0
   Other income                     1,000,000                 0         1,000,000                 0
                                 ------------      ------------      ------------      ------------


Total other income (expense)          663,748             1,494           725,499           (37,944)
                                 ------------      ------------      ------------      ------------

Income (Loss) before
Provision for income taxes            761,031        (1,560,008)       (1,403,882)          300,855

(Benefit) Provision for
 Income Taxes                               0          (433,873)                0           135,127
                                 ------------      ------------      ------------      ------------


NET INCOME (LOSS)                $    761,031      $ (1,126,135)     $ (1,403,882)     $    165,728
                                 ============      ============      ============      ============


Weighted average number
of common and common
equivalent shares                  12,057,758        11,868,628        12,018,866        12,061,755
                                 ------------      ------------      ------------      ------------


INCOME (LOSS)PER COMMON
 AND COMMON
 EQUIVALENT SHARES               $       0.06      $      (0.10)     $      (0.12)     $       0.02
                                 ============      ============      ============      ============

INCOME (LOSS)PER SHARE
 AVAILABLE TO
 COMMON SHAREHOLDERS             $       0.06      $      (0.11)     $      (0.13)     $       0.01
                                 ============      ============      ============      ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          ALFIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                      April 30,
                                                                1998             1997
                                                            -----------      -----------
Cash Flows from Operating Activities:
Net (Loss) income                                           $(1,403,882)     $   165,728
                                                            -----------      -----------

Adjustments to Reconcile Net (Loss)income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation & Amortization                                    286,430          426,898
 Non cash financing cost                                        326,042                0

 (Increase) decrease in Accounts Receivable                    (641,141)         350,988
 Decrease in Inventory                                          404,830          417,928
 Decrease (Increase) in Prepaid Expenses & Other Assets           4,985         (562,616)
 Decrease Accounts Payable & Accrued Expenses                   (91,402)        (707,395)
                                                            -----------      -----------

Total Adjustments                                               289,744          (74,197)
Net Cash (Used in) Provided by
 Operating Activities                                        (1,114,138)          91,531
                                                            -----------      -----------
Cash Flows from Investing Activities
  Capital Expenditures                                         (101,255)        (201,015)
                                                            -----------      -----------

Net Cash Used in Investing Activities                          (101,255)        (201,015)

Cash Flows from Financing Activities
Payment of Lines of Credit                                            0       (1,600,000)
Payment of Debt Obligations                                           0         (225,000)
Proceeds from Debt Obligations                                  500,000                0
Proceeds from (Payments to) Related Parties                     250,000           (4,826)
Proceeds from Sales of Stock                                          0           58,333
                                                            -----------      -----------

Net Cash Provided by (Used in) Financing Activities             750,000       (1,771,493)

Net Decrease in Cash and cash equivalents                      (465,393)      (1,880,977)
Cash and cash equivalents at Beginning of Period                658,378        2,210,972
                                                            -----------      -----------

Cash and cash equivalents at End of Period                  $   192,985      $   329,995
                                                            ===========      ===========


Cash Paid during the quarter ended
Interest                                                    $         0      $    90,066
Income Taxes                                                        732           95,969




                 The accompanying notes are an integral part of
                     these condensed consolidated statements

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (Unaudited)

(1)   Summary of significant accounting policies:

In the opinion of management, the accompanying condensed consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at April 30, 1998 (unaudited) and July 31, 1997, the results of its operations for the three and nine months ended April 30, 1998 (unaudited) and 1997 and the cash flows for the three and nine months ended April 30, 1998 and 1997 (unaudited). All adjustments are of a normal recurring nature. The condensed consolidated balance sheet at July 31, 1997 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K.

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

Going Concern

During fiscal year 1997 and during the nine months ended April 30, 1998, losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on The Home Shopping Network ("HSN") stemming from the Company's dispute with Adrienne Newman. The Company has been significantly dependent on HSN during the fiscal years ended 1995, 1996 and for the six months ended January 31, 1997.

On February 9, 1998, the Company's board of directors approved an agreement with an investment group headed by Barry W. Blank (the "Blank Group"), which includes Janet M. Portelly, the wife of Barry Feiner, a current director. Under the agreement the Blank Group advanced the Company working capital of $500,000. The initial $500,000 investment was in the form of a 12% five year note convertible into the Company's common stock, commencing on August 1, 1998 at the rate of $0.25 per share. The board of directors also elected Mr. Blank as President of the Company and accepted the resignation of Elisabeth Fayer, the Company's former Chairman and Chief Executive Officer, who owns a majority of the Company's common stock through an affiliated company, Fine Fragrances Distribution, Inc., ("FFD"). Mr. Blank is an investment banker who is employed as the manager of the Phoenix office of J. Robbins Securities LLC and personally owns seats on the New York and American Stock Exchanges. Under the agreement, FFD also issued an option to the investment group to acquire all of its shares of the Company's common stock and has granted Mr. Blank a proxy to vote these shares. FFD owns approximately 7.1 million shares of the Company's common stock which represents approximately 60% of the currently outstanding shares of such stock. The option is exercisable for 12 months commencing on August 1, 1998 at $0.25 per share.

On March 13, 1998, Barry Blank acting as sole director appointed Mr. Feiner, Joseph Giamanco and John McConnaughy, Jr. as additional directors of the Company. On May 5, 1998, Charles Hoover Esq., an attorney practicing law in Phoenix, Arizona, was also appointed as a director.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (Unaudited)

On March 27, 1998, the Company's board of directors approved an additional $250,000 advance to the Company by a group, (the "Interim Loan Group") which includes Mr. Blank, Mr. McConnaughy and Ms. Portelly, in order to provide assistance with respect to settling certain trade payables, which were due to key inventory suppliers. These funds were received by the Company on April 20, 1998. In connection therewith, after July 31, 1998, the members of this group will also receive one share of the Company's Common Stock for each dollar loaned. This loan will be repaid from the proceeds of the Company's currently ongoing equity offering.

During May 1998, the Company commenced a private placement offering (the "Offering") designed to raise equity financing. The Offering consists of the issuance of up to 60 units (the "Units"), each in the amount of $50,000. Each unit offered consists of 50,000 shares of the Company's Common Stock, 50,000 Class A Warrants and 50,000 Class B Warrants. Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock at $2.00 per share and one Class B Warrant. Two Class B Warrants entitle the holder to purchase one share of Common Stock at $4.00 per share. The Class A Warrants are exercisable at any time upon issuance until May 31, 2001 and the Class B Warrants are exercisable at any time commencing upon issuance until May 31, 2003. If all of the units are sold, the Company will receive gross proceeds of approximately $3 million less the expenses of the Offering which management estimates will be approximately $430,000.

On June 11, 1998 the Company received an initial $1,044,000 of proceeds from the Offering. The Company continues to seek subscribers under the Offering and anticipates that additional funds will be forthcoming. There can be no assurance that all or any additional units under the Offering will be sold.

The Company has implemented a restructuring plan designed to move its operations towards profitability and minimize the effect of the departure of Adrienne Newman and the related discontinuance of the Company's appearances on HSN. This plan includes significant operating expense reductions. In addition to the expense reduction program the Company is attempting to increase revenues. For a detailed discussion of management's plans see Liquidity and Capital Resources.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores and, through January 1997, a television shopping network. Concentration of credit risk with respect to trade receivables is significant due to the dependence of certain customers on the Company's customer base.

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

Cash & Cash Equivalents

During fiscal 1997, the Company maintained money market accounts with maturities of three months or less which are reflected as cash equivalents.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                  (Unaudited)

Advertising Expenses

The Company advertises through cooperative advertising programs and catalogs. Advertising costs as a percentage of consolidated retail store sales was 11.7% and 12.0% for the fiscal year ended July 31, 1997 and the nine months ended April 30. 1998 respectively. The Company expenses all advertising costs in the period in which the cost is incurred.

Concentration of Revenues

The Company recognizes revenue at the time orders are shipped to customers. For the nine months ended April 30, 1998 approximately 77.4% of department store sales were derived from merchandise, 7.3% from services and 15.3 from seasonal, promotional items. As is common in the cosmetic industry, the Company provides its customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company varied from between 4.7% and 2.3% for the fiscal year ended July 31, 1997, and nine months ended April 30, 1998 respectively.


(2) Inventory:

Inventory at April 30, 1998 and July 31, 1997 was comprised of finished goods amounting to $904,247 and $790,079 respectively and components of $918,472 and $1,437,470, respectively.


(3) Prepaid and other current assets:

During December 1996 the Company made a deposit of $1 million towards the purchase of fragrance products from Laboratories Selecta in France ("Selecta"). This transaction was designed to provide additional product sales for the Company in markets other than those then handled by the Company's retail cosmetic operations. During May 1997 the Company and Selecta agreed to cancel this purchase. Under the agreement to cancel Selecta refunded the Company $260,125, $266,833, $271,281 and $277,990 on May 21, August 7, October 7, 1997,
and December 31, 1997 respectively. Interest on the repayment was charged at 10.5%.

On April 23, 1998, the Company and Ms. Newman reached a settlement agreement related to their litigation which was initiated by Ms. Newman on October 28, 1996. Under the settlement agreement, Ms. Newman is paying the Company $1 million dollars, as follows: $150,000 was received upon execution of the settlement and $25,000 per month until the Company obtains additional financing. Upon obtaining additional financing of no less than $2 million, Ms. Newman has agreed to pay an additional $150,000 and installments will be increased to $50,000 per month until the balance is paid in full. Upon obtaining additional financing, monthly payments will bear interest at the prime rate. The Company recorded the gross settlement of $1 million during the three and nine months ended April 30, 1998. This settlement is reflected as "Other Income" on the Company's statement of operations. The remaining amount due is reflected as part of Prepaid and other current assets. Both parties exchanged general releases.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (Unaudited)

(4) Debt:

On February 10, 1998 the Company received $500,000 in financing, pursuant to an agreement with the Blank Group. The financing is in the form of a 12% five year note which is convertible into the Company's Common Stock, commencing on August 1, 1998 at the rate of $0.25 per share.

Non Cash Financing Charges:

The Company is accounting for the issuance of convertible debt securities that have a beneficial conversion feature in accordance with "Emerging Issues Task Force Topic No. D-60. This topic addresses the issuance of convertible debt securities that have a beneficial conversion feature. The beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to paid-in capital. The amount is calculated as the difference between the conversion price and the fair market value of the Company's Common Stock at the date of the loan. Any discount resulting from the allocation of proceeds to the beneficial conversion feature increases the effective inters rate of the security and is reflected as a charge to interest expense.

As it relates to the $500,000 in financing, received from the Blank Group, the Company has allocated $625,000 to the beneficial conversion feature, which will be amortized for the period from February 9, 1998, through August 1, 1998, the date debt first becomes exercisable. For the three and nine months ended April 30, 1998, the Company recorded $312,500 of non cash financing charges. The Related Party Note is stated net of $312,500 of deferred interest expense.

The Company has recorded $2,246,323 of deferred financing charges related to the Blank Groups option to purchase 7,188,235 shares of common stock from FED at $0.25 per share commencing August 1, 1998. This amount is to be amortized as "Non Cash Financing Charges" over a period of five years, for the portion which is allocated to the $500,000 Related Party Note and will be an offset to Additional Paid in Capital, for the portion based on equity (based on a proposed equity raise up) and is calculated as the difference between the conversion price and the fair market value of the Company's Common Stock at the date the Blank Group received the option to purchase the FED shares. This amount is reflected as part of Other Assets and Additional Paid in Capital on the Company's Balance Sheet.

Related Party Loans:

During April 1998 the Interim Loan Group advanced the Company an additional $250,000. In Connection therewith, after July 31, 1998, the group will also receive one share of Common Stock for each dollar loaned constituting an aggregate of 250,000 shares. This loan will be repaid from the proceeds of the Company's Offering. The issuance of the 250,000 shares is deemed to be an additional cost of financing which is valued at the fair market value of the Company's Common Stock at the date of the loan. This amount will be amortized over the life of the loan, approximately one year. The Related Party Loan Payable is stated net of $189,583 of deferred interest expense at April 30, 1998.


(5) Computation of net income (loss) per common and common equivalent share:

During fiscal year 1997, the Company adopted SFAS No. 128 "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"). The statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                  (Unaudited)

(6) Income Taxes:

As of July 31, 1997, the Company had approximately $5.4 million of Federal operating loss carry forwards with expiration dates from 2005 to 2009. However, the use of pre-acquisition loss carry forwards is limited by the Internal Revenue Code. The transaction with the Blank Group will further limit the Company's operating loss carry forwards. As such, the Company has not reflected a tax provision in its condensed consolidated statement of operations for the quarter ended April 30, 1998.


(7) Other:

The Company does not currently satisfy the guidelines for the continued listing of its securities on the American Stock Exchange ("ASE"). There can be no assurance that the ASE will retain the Company's listing.

On October 28, 1996, the Company received notice from Adrienne Newman purporting to terminate her April 4, 1990 Employment Agreement with the Company (such agreement as subsequently amended is the "Employment Agreement"), based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of the Company's wholly owned subsidiary, (Adrien Arpel, Inc. ("ARPEL")) and had been selling host, under the name of Adrienne Arpel in its sales program on the Home Shopping Network, Inc. ("HSN"). The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses, attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants, 500,000 of which were scheduled to expire in November 1998 and the remaining 125,000 of which were scheduled to expires on July 31, 2001.

On November 8, 1996, the Company and Adrienne Newman reached an agreement (the "Interim Agreement") whereby Ms. Newman agreed to appear as the selling host for ARPEL on HSN shows scheduled for November and December 1996 and January 1997 (the "HSN Selling Period"). During the HSN Selling Period, Ms. Newman acted as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action against the other in connection with their dispute over Ms. Newman's termination of the Employment Agreement until after the expiration of the HSN Selling Period.

On January 28, 1997, after the expiration of the HSN Selling Period, the Company was served by Ms. Newman with a summons and complaint returnable in the Supreme Court, New York County whereby Ms. Newman asserted claims for damages against the Company based upon alleged breaches by the Company of Ms. Newman's Employment Agreement and the Interim Agreement. Unspecified damages were claimed. A further claim requested a judicial determination that the Employment Agreement was materially breached by the Company resulting in its termination.

On March 19, 1997, the Company served an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserted various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, it is the position of the Company that Ms. Newman was in material breach of her Employment Agreement when she terminated the Employment Agreement on January 28, 1996. As a consequence, it was the Company's belief that Ms. Newman's refusal to provide services to the Company throughout the term of her Employment Agreement which was due to expire

                          ALFIN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                  (Unaudited)

in April 1998, particularly her willful refusal and failure to appear as the Company's selling host on HSN, would damage the Company in the sum of at least eleven million ($11,000,000). The Company also asserted claims against Ms. Newman for breaches of her covenant not to compete and her covenant not to disclose trade secrets and proprietary data.

On April 23, 1998, the Company and Ms. Adrienne Newman reached the settlement agreement related to this litigation described in Footnote 3.

On April 30, 1998, Arthur Andersen LLP (the "Former Accountants") resigned as the Company's certifying accountants. In connection with the audits of the Company's financial statements for the fiscal years ended July 31, 1996 and 1997, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference to the subject matter of the disagreement in their report. The Former Accountants reports on the Company's financial statements for the fiscal years ended July 31, 1996 and 1997 did not contain an adverse opinion or disclaimer of opinion and included an explanatory paragraph concerning the Company's ability to continue as a going concern.

On May 7, 1998, the Company retained Goldstein Golub Kessler & Company, P.C., as its certifying accountants commencing for the fiscal year ending July 31, 1998.

During June 1998 the Company began selling its Arpel product line through the internet (www.adrienarpel.com). Through the Company's web site, prospective customers can view a large selection of the Company's top selling products. Customers also have the option of speaking with a trained beauty advisor by calling the Company's toll free number (888-206-2222) which is operated by the Company's direct mail department. The Company plans to offer promotional specials through its web site in conjunction with the holiday selling season.

On June 18, 1998, the Company announced that its Arpel product line will be distributed through Sears Roebuck & Company ("Sears") nationwide beginning in August 1998. The Company and Sears will initially launch in 150 locations with plans to expand distribution to more than 400 locations during the next two years. The Company plans to offer special promotions customized for Sears that emphasize easy to use natural based skin care.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 1998

Forward Looking Statements:

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


Results of Operations:

NINE MONTHS ENDED APRIL 30, 1998

The Company recorded a net loss of $1,403,882 for the nine months ended April 30, 1998 as compared to net income of $165,728 for the nine months ended April 30, 1997. Included in the net loss for the nine months ended April 30, 1998 is $1,250,000 of income related to the settlement of the Company's litigation with Adrienne Newman. The Company recorded the gross settlement of $1 million as part "Other Income" and, additionally, reversed a liability which it was carrying on its balance sheet related to commissions which were previously recorded as due to Ms. Newman in the amount of $250,000. Also included in the net loss for the nine months ended April 30, 1998 is $326,042 on non cash finance charges related to the financing agreements with the Blank Group and the Interim Loan Group. The issuance of 250,000 shares of stock to the Interim Loan Group and the beneficial conversion feature pertaining to the $500,000 note payable to the Blank Group is deemed to be an additional cost of financing. Excluding the effect of the Newman settlement and the non cash finance charges, the Company would have recorded a net loss of $2,327,840. The net loss per common and common equivalent shares for the nine months ended April 30,1998 was $0.12 as compared to net income of $0.01 for the nine months ended April 30, 1997. Excluding the effect of the Newman settlement and the non cash financing charges, the net loss per common and common equivalent shares for the nine months ended April 30, 1998 would have been $0.19.

Net sales for the nine months ended April 30, 1998 decreased to $5,247,635 from $22,953,823 for the nine months ended April 30, 1997, a decrease of $17,706,188 or 77.1%. The decrease in sales is primarily attributable to an end of the Company's relationship with the Home Shopping Network ("HSN") combined with a decrease in sales to department stores. The Company's relationship with HSN ended during January 1997 due to the Company's contract dispute with Ms. Newman. Sales to HSN for the nine months ended April 30, 1997 were $12,182,949. For a detailed discussion of the Company's dispute with Ms. Newman see Footnote 7, "Other in the Notes to the Consolidated Financial Statements."

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 1998

Net sales to department stores for the nine months ended April 30, 1998 decreased to $4,995,857 from $10,770,874 for the nine months ended April 30, 1997, a decrease of $5,775,017 or 53.6%. The Company was distributing its products to 124 department store locations as of April 30, 1998 as compared to 271 locations as of April 30, 1997. The Company recorded $251,778 from mail order sales for the nine months ended April 30, 1998. The Company started filling mail order requests for products during June 1997 by implementing a toll free number where customers could speak to trained beauty advisors.

During December 1997 the Company entered into an agreement with Spiegel, Inc. ("Spiegel"). Under the terms of the agreement, the Company is participating in Spiegel's Specialty Catalogue Reverse Syndication Program ("Spiegel Program"). The Spiegel Program involves mailing the Company's product catalogue featuring a selection of Adrien Arpel's top performing cosmetics and skin care products priced between $18.50 and $69.95. The initial mailing took place during January 1998, to approximately 100,000 of Spiegel's customers. The Company is responsible for all promotional expenses, including but no limited to printing and production costs related to mailing and Spiegel is responsible for mailing costs. The Company and Spiegel plan a second mailing to approximately 700,000 customers on June 22, 1998. The Company and Spiegel plan to concentrate in markets where Arpel products are currently not available through department stores.

Cost of goods sold as a percentage of net sales was 27.4% for the nine months ended April 30, 1998 as compared to 33.7% for the nine months ended April 30, 1997. The decrease is primarily related to product mix since products sold to HSN have had higher cost of goods rate and consisted of 53.1% of total sales for the nine months ended April 30, 1997.

Selling, general and administrative expenses decreased to $5,940,762 for the nine months ended April 30, 1998 from $14,871,988 for the nine months ended April 30, 1997, a decrease of $8,931,226 or 60.1%. This decrease is primarily attributable to the decreased cost of operating the Company's current downsized department store business combined with a decrease of $2,300,339 in compensation payments to Ms. Newman which were attributable to her appearances on HSN during the six months ended January 31, 1997. Additionally the Company reversed a liability during the quarter, in the amount of $250,000, which was reflected as commissions which were previously recorded as due to Ms. Newman.

The Company has committed to significantly reducing its operating expenses and continues to seek further expense reductions beyond those reflected in its financial results for the nine months ended April 30, 1998. For a discussion of the Company's current restructuring plans, see "Liquidity and Capital Resources."

The Company recorded other income in the amount of $1 million during the nine months ended April 30, 1998 as a result of the settlement of its litigation with Ms. Newman. During the nine months ended April 30, 1998 the Company recorded net interest income of $51,542 as compared to net interest expense of $37,944 for the nine months ended April 30, 1997. The Company earned interest income on the payments it received from Selecta. During the nine months ended April 30, 1997 the Company was still paying interest under its loan facility with PNC Bank. The Company recorded non cash finance charges of $326,042 during the nine months ended April 30, 1997 related to its financing agreements with The Blank Group and the Interim Loan Group.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 1998

THREE MONTHS ENDED APRIL 30, 1998

The Company recorded net income of $761,031 for the three months ended April 30, 1998 as compared to a net loss of $1,126,135 for the three months ended April 30, 1997. The net income per common and common equivalent shares for the three months ended April 30, 1998 was $0.06 as compared to a net loss of $0.10 for the three months ended April 30, 1997. The Company recorded $1 million of income related to the settlement of its litigation with Ms. Newman. In addition, the Company reversed a liability of $250,000 which it was carrying on its balance sheet related to commissions which were previously recorded as due to Ms. Newman. Also included in the results for the three months ended April 30, 1998 is $326,042 of non cash finance charges related to the financing agreements with the Blank Group and the Interim Loan Group. Excluding the effect the Newman settlement and the non cash finance charges the Company recorded a loss from operations of $162,927 for the three months ended April 30, 1998 as compared to a loss from operations of $1,560,008 for the three months ended April 30, 1997, a decrease of $1,397,081 or 89.6%.

Net sales for the three months ended April 30, 1998 decreased to $1,471,572 from $3,130,544 recorded in the three months ended April 30, 1997, a decrease of $1,658,972 or 53.0%. The decrease in sales is due primarily to a decrease in sales to certain department stores through which the Company was distributing its products. The Company, as part of its reorganization plan, is seeking to reposition its product line within department stores which have proven to be a better market for the Company's products. The Company has undertaken a program to close non performing and unprofitable locations and concentrate in markets and department stores where its products are profitable. The Company recorded $107,691 from mail order sales for the three months ended April 30, 1998.

Cost of goods sold as a percentage of net sales was 19.2% for the three months ended April 30, 1998 as compared to 25.3% for the three months ended April 30, 1997.

Selling, general and administrative expenses for the three months ended April 30, 1998 decreased to $1,092,134 from $3,901,138 for the three months ended April 30, 1997, a decrease of $2,809,004, or 72.0%. This decrease is primarily attributable to the Company's program designed to reduce operating expenses in an effort to reduce losses combined with the inherent expense reduction related to operating the Company's reduced department store business. Contributing to the decease in Selling, general and administrative expenses for the three months ended April 30, 1998 was the reversal of a previously recorded liability in the amount of $250,000. This liability was related to commissions which the Company had recorded as due to Ms. Newman but will not pay.

The Company recorded other income in the amount of $1 million during the three months ended April 30, 1998 as a result of the settlement of its litigation with Ms. Newman. During the three months ended April 30, 1998 the Company recorded net interest expense of $10,210 as compared to net interest income of $1,494 for the three months ended April 30, 1997. The interest expense is related to the advances made by the Blank Group and the Interim Loan Group during the quarter ended April 30, 1998. The Company also recorded non cash finance charges of $326,042 during the nine months ended April 30, 1997 related to its financing agreements with The Blank Group and the Interim Loan Group.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $505,921 at April 30, 1998, a decrease of $748,227 from positive working capital of $1,254,148 at July 31, 1997.

During fiscal year 1997 and during the six months ended January 31, 1998, significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on HSN resulting from the Company's dispute with Ms. Newman. The Company had been significantly dependent on HSN during the fiscal years ended 1995, 1996 and for the six months ended January 31, 1997. The Company has been dependent upon cash generated from operations and as a result of the above factors the Company's independent public accountants issued a going concern audit opinion for the year ended July 31, 1997.

On February 9, 1998, the Company's Board of Directors approved an agreement with an investment group headed by Barry W. Blank which includes Janet M. Portelly, the wife of Barry Feiner, a current director. Under the agreement the group advanced the Company working capital of $500,000 and intends to raise an additional $2 million in equity. The initial $500,000 investment was in the form of a 12% five year note convertible into the Company's Common Stock, commencing August 1, 1998, at the rate of $0.25 per share. On February 9, 1998, the Company's Board of Directors elected Mr. Blank as President of the Company and accepted the resignation of Elisabeth Fayer, the Company's former Chairman and Chief Executive Officer, who owned a majority of the Company's common stock through an affiliated company, Fine Fragrances Distribution, Inc., ("FFD"). Mr. Blank is an investment banker who is employed as the manager of the Phoenix office of J. Robbins Securities LLC and personally owns seats on the New York and American Stock Exchanges. Under the agreement, FFD also issued an option to the investment group to acquire all of its shares of the Company's Common Stock and has granted Mr. Blank a proxy to vote these shares. FFD owned approximately
7.1 million shares of the Company's Common Stock that represented approximately 60% of the currently outstanding shares of such stock. The option is exercisable for 12 months commencing on August 1, 1998 at $0.25 per share.

The Company's former directors, Jacques Desjardins, Steven Korda and Suzanne Langlois resigned their respective positions in conjunction with the above agreement. Mr. Barry Feiner, an attorney who practices law in New York City, Joseph Giamenco, who is the principal owner of GHM, Inc., an American Stock Exchange specialist firm, and Mr. John McConnaughy, Jr., a private investor have been installed in their places. On May 5, 1998, Charles Hoover Esq., an attorney practicing law in Phoenix, Arizona, was also appointed a director.

The Company does not currently satisfy the guidelines for the continued listing of its securities on the American Stock Exchange ("ASE"). There can be no assurance that the ASE will continue the Company's listing.

During May 1998, the Company commenced a private placement offering (the "Offering") designed to raise equity financing. The Offering consists of the issuance of up to 60 units (the "Units"), each in the amount of $50,000. Each unit offered consists of 50,000 shares of the Company's Common Stock, 50,000 Class A Warrants and 50,000 Class B Warrants Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock at $2.00 per share and two Class B Warrants entitle the holder to purchase one share of Common Stock at $4.00 per share. If all of the units are

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 1998

sold, the Company will receive gross proceeds of approximately $3 million less the expenses of the Offering which management estimates will be approximately $430,000.

On June 11, 1998 the Company received an initial $1,044,000 of proceeds from the Offering.

The Company continues to seek subscribers under the Offering and anticipates that additional funds will be forthcoming. There can be no assurance that all or any additional units under the Offering will be sold.

The Company plans to use these proceeds to significantly reduce past due accounts payable and invest in inventory production in order to fill customer orders as received. The Company has committed to significantly reducing its operating expenses which is reflected, in part, in the Company's results for the three months ended April 30, 1998. For the three months ended April 30, 1998 the Company was able to reduce its operating losses, excluding the effect of the Newman settlement, to $162,927 as compared to an operating loss of $1,430,758 for the three months ended January 30, 1998. The Company plans additional expense reductions beyond this point. In addition to operating expenses reductions the Company's plans are focused in the following areas:

         - Continued realignment of the Company's U.S. department store operations by concentrating on profitable department store groups and markets. The Company has undertaken a program to close non performing and unprofitable locations and concentrate in markets and department stores where its products are more profitable. The Company will commence shipment to Sears beginning in August 1998. The initial launch will include 150 Sears locations with plans to expand distribution to more than 400 locations during the next two years.

         - Development of other avenues of distribution. The Company will commence distribution to the U.S. military through the military's catalogue mailings. Separate mailings are currently scheduled to take place during September, October and November and will reach a worldwide audience of 1.5 million military personnel.

         - Introduction of the Company's product line and salon services with retailers and/or distributors located outside of the Company's current United States and Canadian markets. The Company is currently in negotiations with a sales agent for the distribution of its products in Korea. There can be no assurance that an agreement will be reached or if these sales will provide significant income to the Company.

         - Expansion of the Company's relationship with Spiegel. The Company and Spiegel are finalizing a second insert mailing to approximately 700,000 Spiegel customers. This mailing is planned for June 22, 1998.

         - The Company is currently finalizing its second professionally designed catalogue. This new edition will be mailed during the spring season to approximately 100,000 Arpel customers. The Company has also expanded the hours and upgraded its toll free hotline designed to fill mail order requests for Adrien Arpel products. Trained beauty advisors are available to discuss the Company's products and offer professional skin care advice.

                          ALFIN, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 APRIL 30, 1998


         - The Company is currently offering its products through it Internet site an the World Wide Web (www.adrienarpel.com). The Company is utilizing NETVENTURES, INC'S., SHOPBUILDER(TM) technology to maintain its online store.


Management believes that these initiatives combined with the financing under the agreement with the Blank group and the Offering should improve the Company's operating and financial condition. There can be no assurance that the Company will be successful in implementing these initiatives.

                           ALFIN, INC AND SUBSIDIARIES




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ALFIN, INC.

                                        (Registrant)





                                   /s/ Barry W. Blank
                                   ---------------------------
                                       Barry. W. Blank
                                       President






Dated: June 22, 1998               /s/ Michael D. Ficke
                                   ---------------------------
                                       Michael D. Ficke
                                       Chief Financial Officer