Form 10-K
period 1998-07-31
ADRIEN ARPEL INC
filed 1998-11-13
CIK 724989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549
                                   FORM 10-K

 (Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
[X]      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
[ ]      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    --------

                         Commission File Number: 1-9135

                   ADRIEN ARPEL, INC., (FORMERLY ALFIN, INC.)

           NEW YORK                                             13-3032734
           --------                                             ----------
(State or other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

P.O. Box 110, Norwood, NJ                                         07648
---------------------------------                               ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (201) 767-6880

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                             Name of each exchange
----------------------                          on which registered
Common Stock, $.01 par                          -------------------
value per share                                 American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES X    NO
                                          --      --
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K { }.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on November 4, 1998, was $7,410,297. As of November 4, 1998, the Registrant had 14,310,866 shares of Common Stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I


ITEM 1. BUSINESS

GENERAL


ADRIEN ARPEL, INC., (formerly ALFIN, INC.) a New York corporation (the "Company"), is engaged in distributing cosmetics and other beauty products and providing facial and other beauty services in department stores and in specialty stores throughout the United States and Canada. The Company also markets and sells its products through catalogs and the Internet. From April 1994 through January 1997, the Company also distributed specially packaged cosmetic products through television marketing on the Home Shopping Network ("HSN").

In February 1998, the Company's then board of directors approved an agreement with an investment group headed by Barry W. Blank (the "Blank Group"). Under the agreement, the Blank Group advanced the Company working capital of $500,000 and committed to use its best efforts to raise no less than an additional $2 million in equity. The initial $500,000 investment was in the form of a 12% five year note convertible into the Company's common stock, commencing on August 1, 1998 and ending on the day before the note is paid but no later than January 30, 2003, at the rate of $0.25 per share. The board of directors also elected Mr. Blank as Chairman, President and Chief Executive Officer of the Company and accepted the resignation of Ms. Elisabeth Fayer, the Company's former Chairman and Chief Executive Officer, who owns a majority of the Company's common stock through an affiliated company, Fine Fragrances Distribution Inc., ("FFD"). Mr. Blank is an investment banker who, until October 1998, was employed as the manager of the Phoenix office of J. Robbins Securities LLC. Mr. Blank is currently employed as the manager of the Phoenix office of Dirks & Company, Inc. Mr. Blank personally owns seats on the New York and American Stock Exchanges.

Under the agreement with the Blank Group, FFD issued an option to the Group to acquire all of its shares of the Company's common stock and has granted Mr. Blank a proxy to vote these shares. FFD owns 7,188,235 shares of the Company's common stock which represented approximately 61% of the outstanding shares of the Company's common stock on the date of transaction. The option to acquire FFD's shares is exercisable, in all or in part, from time to time, for a period of 12 months which commenced on August 1, 1998 at $0.25 per share.

During February 1998, Jacques Desjardins, Steven Korda and Suzanne Langlois, all of whom had been members of the board of directors since November 1992, resigned. On March 13, 1998, Barry Blank, acting as the sole director of the Company, appointed Barry Feiner, Joseph Giamanco and John McConnaughy, Jr., as directors of the Company. On May 5, 1998, Charles R. Hoover was also appointed as a director. On August 18, 1998, the board of directors elected Mr. Hoover to the position of President and Chief Operating Officer of the Company. Mr. Blank remains as the Company's Chairman and Chief Executive officer.

On March 27, 1998, the Company's board of directors approved an additional $250,000 loan to the Company by a group (the "Interim Loan Group") which includes Mr. Blank, Mr. McConnaughy, Janet M. Portelly, and an unaffiliated party. Ms. Portelly, who is the wife of Mr. Feiner, is also a member of the Blank Group. This advance was needed to help settle certain trade payables which were due to key inventory suppliers. This loan, which was received by the Company on April 20, 1998, bears interest at 12% and matures on May 31, 1999. The members of the Interim Loan Group also received one share of common stock for each dollar loaned. On June 23, 1998, the Company repaid $100,000, plus interest, to Mr. McConnaughy from the proceeds of the Company's Private Equity Financing described in the next paragraph.

During May 1998, the Company commenced a private placement offering (the "Offering")through J. Robbins Securities, LLC., (the "Placement Agent") as Placement Agent, designed to raise up to $3 million in equity financing. The Offering consisted of the issuance of up to 60 units (the "Units"), each in the amount of $50,000. Each Unit consisted of 50,000 shares of the Company's Common Stock and 50,000, Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock at $2.00 per share and one Class B Warrant. Two Class B Warrants entitle the holder to purchase one share of the Company's Common Stock at $4.00 per share. The Class A Warrants are exercisable at any time commencing upon issuance until May 31, 2001 and the Class B Warrants are exercisable at any time commencing upon issuance until May 31, 2003. This Offering was terminated on August 31, 1998 at which time 40.84 Units had been sold and gross proceeds of $2,042,000 had been raised. The net amount available to the Company was $1,756,120 after payment of $285,880 in placement fees and other Offering expenses.

Mr. Blank participated in marketing this Offering and earned aggregate commissions of $112,310 from the Placement Agent. The Placement Agent was also to be granted Warrants, exercisable over a five year period, commencing on the last closing date of the Offering. The Warrants to be granted, were to purchase an amount of Units equal to 10% of the number of Units sold in the Offering, at an exercise price equal to 120% of the Unit Offering price. ($60,000 per Unit). Mr. Blank, as an employee of the Placement Agent, was to receive 25% of such Warrants. The Company is currently disputing the issuance of these Warrants to the Placement Agent.


PRODUCTS AND MAJOR DISTRIBUTION AGREEMENTS

CURRENT PRODUCTS

The Company develops, distributes and sells skin care and cosmetic products under the trademarks ADRIEN ARPEL(R) and ARPEL(R). It also acts as an operator of service-oriented skin care salons in certain department and specialty stores. From April 1994 through January 1997, the Company also distributed specially packaged cosmetic products through television marketing on HSN. The Company's relationship with HSN ended as of January 27, 1997, following a contract dispute between the Company and Adrienne Newman which led to the departure of Ms. Newman from the Company. Ms. Newman served as the President of Adrien Arpel, Inc., (Delaware) ("ADRIEN ARPEL"), the Company's wholly owned subsidiary and had been the Company's selling host, under the name of ADRIEN ARPEL, in its sales program on HSN. For a discussion of the legal action between the Company and Ms. Newman as a result of this dispute. See "Item 3. Legal Proceedings."

The Company's products consist of a line of high quality natural based skin care products and a line of make up products. The Company's products are positioned in the better segment of the market and are competitively priced with other comparable brands.

DISCONTINUED PRODUCTS

The Company, under its former name, ALFIN, INC., was originally engaged in the manufacturing, importation, distribution, marketing and merchandising of fine imported fragrance products. Beginning in 1993, ALFIN significantly reduced its distribution of fragrance products and, in July 1995, ceased its distribution of fragrance products.


SALES AND MARKETING

The Company's major domestic accounts include Bloomingdale's, Boscov's, Kaufmanns, Sears, Ulta 3 and the U.S. Military. The Company also sells directly to the Canadian department store, the Bay. The Company commenced shipping to approximately 160 Sears locations during August 1998. The Company and Sears plan to expand this distribution to approximately 270 additional locations commencing in the summer of 1999.

The Company's arrangement with Bloomingdale's and two Kaufmann's locations is structured as a Leased Main Floor arrangement. Under this arrangement, the Company's products are sold at retail by employee's of the Company, with Bloomingdale's and Kaufmann's receiving a lease payment equal to 25% of the Company's gross retail sales. For the fiscal year ended July 31, 1998, 32.5% of the Company's net sales were attributable to this type of arrangement.

For the fiscal year ended July 31, 1998 net sales to the Bay accounted for 17.2% of total net sales revenues of the Company, No other single domestic account, foreign distributor or independent sales agent accounted for sales in an aggregate amount equal to 10% or more of the Company's consolidated net sales.

During fiscal 1998 the Company began marketing and selling its products through its own professionally designed mail order catalog. The Company's catalog is updated seasonally and is mailed to customers in markets which have traditionally been strong markets for the Company's products.

During December 1997, the Company entered into an agreement with Spiegel, Inc., ("Spiegel"). Under the terms of the agreement, the Company participated in Spiegel's Specialty Catalog Reverse Syndication Program. This program was designed to identify ADRIEN ARPEL mail order buyers and involved seasonal mailings of the Company's catalog featuring a selection of the Company's cosmetic and skin care products. The Company was responsible for all promotional expenses, including but not limited to printing and production costs. Spiegel was responsible for mailing costs and received a fee equal to 10% of net sales including shipping and handling charges. The agreement can be terminated upon ninety days written notice by either party. The Company and Spiegel are currently in the process of analyzing the results of this program and, while conducting this analysis, have temporarily suspended further catalog mailings.

During May 1998, the Company entered into an agreement with a consultant related to services rendered with regards to certain of the Company's catalog and direct television marketing business. Under the agreement, the consultant is eligible to earn a commission of 10% of the Company's net sales attributable to the consultants activities up to $5 million and 15% of the Company's net sales attributable to the consultants activities in excess of $5 million during any consulting year. The consultant was also granted 100,000 options exercisable at $0.68 per share, of which 50,000 vested immediately, 25,000 vest when sales generated from eligible business exceeds $5 million during the first consulting year and 25,000 vest when sales from eligible business exceeds $10 million during the first consulting year.

During June 1998, the Company began marketing and selling its products via the Internet (www.adrienarpel.com). The Company is utilizing Net Ventures, Inc.'s., Shopbuilder technology (TM) to maintain its online outlet.

Sales through the Company's mail order catalog, its relationship with Spiegel and it's Internet site accounted for approximately 6.5% of the Company's fiscal 1998 sales.

As is common in the fragrance and cosmetic industry, the Company provides its domestic department store customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was approximately 2.9%, 4.7% and 6.1% for the fiscal years ended July 31,1998, 1997, and 1996, respectively.

Sales to foreign accounts, expressed as a percentage of net sales, were 17.3%, 7.2%, 6.4% for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.


RESEARCH AND DEVELOPMENT

The Company did not spend a material amount on research and development during the fiscal years ended July 31, 1998, 1997 and 1996. It introduces new products and changes its packaging in response to changing consumer demands.

ADVERTISING

The Company advertises through cooperative advertising programs, catalogs and the Internet. Department store advertising costs as a percentage of consolidated department store sales for the fiscal years ended July 31, 1998, 1997 and 1996 were 10.9%, 11.7%, and 9.7%, respectively. The Company also promotes its products through the use of promotional materials, special promotions and in-store displays.


MANUFACTURING

The Company does not maintain any manufacturing facilities. It subcontracts to manufacture its products, in accordance with the Company's specifications and formulas. See "Trademarks and Regulations" below. The Company believes that other manufacturing subcontractors are available if alternative production sources need to be obtained. The Company believes that it is in compliance with all applicable laws and regulations pertaining to its business and to any federal, state or local laws and regulations designated to protect the environment.


TRADEMARKS AND REGULATIONS

The Company owns the relevant trademarks of the products which are distributed by it. The ADRIEN ARPEL(R) and ARPEL(R) names are registered as trademarks in the United States and a number of foreign countries.

The Food and Drug Administration ("FDA") monitors certain aspects of the cosmetic industry, particularly those that relate to advertising claims and purported benefits with respect to cosmetic products and the physical composition of cosmetics. The Company has not been notified by the FDA, nor, to its knowledge, have any of its manufacturers been notified by the FDA, that any of the products that the Company distributes are currently the subject of any FDA investigation or that any claims or complaints have been made or are threatened against the products that the Company distributes. Notwithstanding the foregoing, the Company does not believe that any FDA approvals or consents are required with respect to any of the products the Company distributes.

The Federal Trade Commission ("FTC") monitors certain other aspects of the Company's business, particularly as they relate to product packaging and advertising. The Company designs the packaging of all products it distributes, and for which it owns the relevant trademark. The Company has not been notified by the FTC that any of the Company's products or practices are currently the subject of any FTC investigation or that any, claims or complaints have been made or are threatened against the Company.

The Company believes that it is in material compliance with all applicable laws and regulations pertaining to its business.


PRODUCT LIABILITY

The Company believes that the manufacturers of its products carry product liability insurance in an amount sufficient to cover any foreseeable product liability claim and that the Company is protected thereunder. In addition, the Company maintains product liability coverage in the aggregate amount of $2 million which it believes is adequate to cover any exposure it may have with respect to its products. The Company has never been the subject of any material product liability litigation.


COMPETITION

The market for cosmetics is volatile, competitive and sensitive to changing consumer preferences and demands. There are products which are better known than the products distributed by the Company and there are many companies which are substantially larger, more diversified and which have substantially greater financial and other resources than the Company and which have the ability to develop and market products which are similar to and competitive with those distributed by the Company.

The Company considers its major competitors to be "Clinique" and "Origins", both subsidiaries of "Estee Lauder", who offer similar "all natural" products. The Company's catalog offerings compete with, among others, "Avon", which also markets through catalog's.


GENERAL ECONOMIC CONDITIONS

Retail cosmetic purchases are discretionary and are frequently made by customers using consumer credit. The Company believes that a decline in consumer credit purchases could adversely affect the business and financial condition of department stores and, therefore, the Company.


EMPLOYEES

As of October 26, 1998, the Company had seventy two direct employees. Of these, forty eight were engaged in sales and marketing activities, fifteen in administrative functions and nine in distribution activities.


ITEM 2. PROPERTIES

The Company maintains its corporate headquarters in New York City and occupies approximately 7,400 rentable square feet under a lease expiring on November 30, 2001. The lease provides for annual payments of approximately $240,000. During June 1997 the Company sold its Norwood, New Jersey distribution and administration center for $1,416,000. From the proceeds of this sale the Company satisfied the remaining balance of its term promissory note in the amount of $450,000 which was due to PNC Bank. The Company currently occupies approximately 19,000 rentable square feet in the same facility under a lease expiring in June 2001. The lease provides for annual payments of approximately $152,000.


ITEM 3. LEGAL PROCEEDINGS

On April 23, 1998, the Company and Adrienne Newman reached a settlement agreement related to their litigation which was initiated by Ms. Newman during October 1996.

On October 28, 1996 the Company received notice from Ms. Newman purporting to terminate her April 4, 1990 Employment Agreement with the Company (such agreement as subsequently amended was the "Employment Agreement"), based on an alleged breach of the Employment Agreement by the Company. Ms. Newman served as the President of ADRIEN ARPEL, the Company's wholly-owned subsidiary, and had been the selling host, under the name of ADRIEN ARPEL, in its sales program on HSN. The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants, 500,000 of which were scheduled to expire in November 1998 and the remaining 125,000 of which were scheduled to expire on July 31, 2001.

On November 8, 1996 the Company and Ms. Newman reached an agreement (the "Interim Agreement") whereby Ms. Newman agreed to appear as the selling host for ADRIEN ARPEL on HSN shows scheduled for November and December 1996 and January 1997 (the "HSN Selling Period"). During the HSN Selling Period Ms. Newman acted as an independent contractor and not as an employee of the Company. The Company and Ms. Newman also agreed to refrain from initiating legal action against the other in connection with their dispute over Ms. Newman's termination of the Employment Agreement until after the expiration of the HSN Selling Period.

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

On March 19, 1997 the Company served an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserted various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, it was the position of the Company that Ms. Newman was in material breach of her Employment Agreement when she terminated the Employment Agreement on October 28, 1996. As a consequence, it was the Company's belief that Ms. Newman's refusal to provide services to the Company throughout the term of her Employment Agreement which was due to expire in April 1998, particularly her willful refusal and failure to appear as the Company's selling host on HSN, would damage the Company in the sum of at least eleven million dollars ($11,000,000). The Company also asserted claims against Ms. Newman for breaches of her covenant not to compete and her covenant not to disclose trade secrets and proprietary data.

During May 1997, Ms. Newman started appearing on HSN as a representative of her own company selling cosmetic products under the name "Signature Club A. " She subsequently appeared on HSN on a regular basis. During these appearances Ms. Newman was not acting on behalf of the Company or its trademark protected ADRIEN ARPEL product line.

Under the settlement agreement reached on April 23, 1998, Ms. Newman is paying the Company $1 million. The agreement specified that $150,000 would be paid upon execution of the settlement agreement and $25,000 per month until the Company raised $2 million under its equity finance offering. Upon raising $2 million in equity financing, Ms. Newman was required to pay an additional installment of $150,000 and $50,000 per month until the balance is paid in full. Upon raising $2 million in equity financing, monthly payments also bear interest at the prime rate. On August 6, 1998, the Company's equity finance offering surpassed the $2 million amount resulting in the additional payment of $150,000 from Ms. Newman and increased installment payments of $50,000 plus interest at the prime rate.

In addition to the above, the Company, in the normal course of business, is a defendant in numerous actions/lawsuits. The Company does not believe the outcome of these action/lawsuits will have a material impact on the Company's financial position or results from operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 16, 1998, at the Company's Annual Meeting of Shareholders (the "Meeting") Shareholders present or represented by proxy at the Meeting (i) elected Barry W. Blank, Barry Feiner, Joseph Giamanco, Charles R. Hoover and John E. McConnaughy, Jr. as directors of the Company for a term of one year or until their successors have been duly elected and qualified, (ii) approved the appointment of Goldstein Golub Kessler LLP as independent auditors of the accounts of the Company for the fiscal year beginning August 1, 1998, (iii) approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from ALFIN, INC., to ADRIEN ARPEL, INC. and (iv) approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 17 million to 50 million shares.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS

In July 1997 the Company was advised by the American Stock Exchange (the "ASE") that it wished to review with the Company its continued listing eligibility on the ASE based upon the Company falling below certain ASE continued listing guidelines. The Company met with representatives of the ASE, and made both oral and written presentations to the ASE. The Company was advised by the ASE, by letter dated September 15, 1997, that the Company's listing on the ASE would be continued subject to future review by the ASE of the Company's favorable progress in satisfying the ASE's guidelines for continued listing and to the ASE's routine periodic reviews of the Company's SEC and other filings.

On September 2, 1998 the Company was advised by the ASE that the ASE intended to proceed with the filing of an application with the Securities and Exchange Commission (the "SEC") to strike the Company's common stock from listing and registration on the Exchange. The Company has exercised its right to appeal this determination and filed a letter of appeal on September 4, 1998. The Company is currently scheduled to meet with the ASE on November 10, 1998 regarding its appeal.

Since May 5, 1986, shares of the Company's $0.01 par value Common Stock, have traded on the ASE (symbol "AFN"). On August 6, 1998, the Company changed its symbol to RPL in connection with the Company name change from ALFIN, INC. to ADRIEN ARPEL, INC. The following table sets forth, for the periods indicated and as reported by the ASE, the high and low sales prices for shares of the Company's Common Stock.


          QUARTER ENDED                        HIGH                      LOW
          -------------                        ----                      ---
JULY 31, 1996                                 3-1/16                    1-1/4
OCTOBER 31, 1996                              2-3/8                     1-1/2
JANUARY 31, 1997                             1-11/16                    1-1/8
APRIL 30, 1997                                1-9/16                    13/16
JULY 31, 1997                                 1-1/4                      1/2
OCTOBER 31, 1997                              11/16                      1/2
JANUARY 31, 1998                              15/16                     5/16
APRIL 30, 1998                                1-1/8                      3/8
JULY 31, 1998                                 1-7/16                    13/16

The number of shareholders of record of the Common Stock on October 26, 1998 was 2,239. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "Street Name."

The Company has paid no cash dividends with respect to its Common Stock since its inception.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

                                                               FISCAL YEARS ENDED JULY 31

(000'S OMITTED, EXCEPT PER SHARE           1998            1997            1996           1995            1994
AMOUNTS)
-----------------------------------------------------------------------------------------------------------------
OPERATING DATA:
NET SALES                                $  5,909        $ 24,701        $ 34,733       $ 32,151        $ 29,358

GROSS PROFIT                                4,176          16,517          23,353         22,859          21,707

OPERATING (LOSS) INCOME                    (3,490)         (3,877)          2,820          1,960            (924)

OTHER (EXPENSE)INCOME                        (253)            948              54           (460)           (503)

(LOSS) INCOME BEFORE PROVISION FOR         (3,742)         (2,929)          2,874          1,500          (1,427)
INCOME TAXES

NET (LOSS) INCOME                        $ (3,748)       $ (3,009)       $  2,693       $  1,365        ($ 1,427)
                                         ========        ========        ========       ========        ========
BASIC (LOSS) INCOME PER COMMON &

COMMON EQUIVALENT SHARE:                 $  (0.32)       $  (0.26)       $   0.21       $   0.12        $  (0.14)
                                         ========        ========        ========       ========        ========


BALANCE SHEET DATA:

WORKING CAPITAL                          $  1,335        $  1,254        $    988       $ (2,629)       $ (5,905)

TOTAL ASSETS                                3,666           4,611          11,228         10,756          12,362

SHORT-TERM DEBT                                63               -           1,938          2,863           5,421

LONG-TERM DEBT                                500               -             425            725             149

SHAREHOLDER'S EQUITY                     $    526        $  1,181        $  4,131       $  1,388        $     24
                                         ========        ========        ========       ========        ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -

Certain statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation's" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, industry capacity, industry trends, competition, litigation, material costs and availability, the loss of any significant management personnel, the loss of any significant customers, changes in business strategy or development plans, quality of management, availability, terms and deployment of capital, business abilities and judgment of personnel, availability of qualified personnel, changes in, or the failure to comply with, government regulations, and other factors referenced in this report.

The following table sets forth items in the Statements of Operation as a percent of net sales:

                                                       RELATIONSHIP TO NET SALES FOR
                                                       THE FISCAL YEARS ENDED JULY 31,
                                                     1998           1997           1996
                                                    ------         ------         ------
NET SALES                                            100.0%         100.0%         100.0%

COST OF GOODS SOLD                                    29.3           33.1           32.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         129.7           71.7           59.1

WRITE OFF OF GOODWILL                                    -           10.9              -

OPERATING (LOSS) INCOME                              (59.0)         (15.7)           8.1

OTHER (EXPENSE)INCOME, NET                            (4.2)           3.8            0.2

NET (LOSS) INCOME BEFORE PROVISION FOR INCOME
TAX                                                  (63.3)         (11.9)           8.3

                                                    ------         ------         ------
NET (LOSS) INCOME                                    (63.4)%        (12.2)%          7.8%
                                                    ======         ======         ======

FISCAL YEARS ENDED JULY 31, 1998 AND 1997

The Company recorded a net loss of $3,748,446 for the fiscal year ended July 31, 1998, as compared to a net loss of $3,008,562 for the fiscal year ended July 31, 1997. The net loss per common and common equivalent share was $0.32 for the year ended July 31, 1998, as compared to a net loss of $0.26 per share for the year ended July 31, 1997. Included in the loss for the fiscal year ended July 31, 1998 is $1,250,000 of income related to the settlement of the Company's litigation with Adrienne Newman. The Company recorded the gross settlement of $1 million as part of "Other Income" and additionally, reversed a liability which it was carrying on its balance sheet related to commissions which were previously recorded as due Ms. Newman in the amount of $250,000. Also included in the loss for the fiscal year ended July 31, 1998, is $1,302,223 of non cash finance charges related to the financing agreements which the Company has with the Blank Group and an Interim Loan Group. The Issuance of 250,000 shares of stock to the Interim Loan Group, the beneficial conversion feature pertaining to the $500,000 note payable to the Blank Group and the Blank Group's option to acquire FFD's shares at $0.25 per share are deemed to be an additional cost of financing. Excluding the effect of the Newman settlement and the non cash financing charges, the Company would have recorded a net loss of $3,696,223 or $0.30 per share for the fiscal year ended July 31, 1998.

Included in the loss for the fiscal year ended July 31, 1997, is the write off of goodwill in the amount of $2,620,081 recorded during the fourth quarter of fiscal 1997, as a result of the Company's prior assessment of future operating cash flows required in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Also included in the loss for the fiscal year ended July 31, 1997 is a gain of $986,320 which was attributable to the Company's sale of its Norwood, New Jersey distribution and administration facility. Excluding the effect of the write off of goodwill and the gain related to the sale of the Company's distribution facility the Company would have recorded a loss of $1,374,801 or $0.12 per share for the fiscal year ended July 31, 1997.

Net sales for the fiscal year ended July 31, 1998, decreased to $5,908,754 from $24,700,684 recorded in the prior fiscal year, a decrease of $18,791,930 or 76.1%. The sales decrease is primarily attributable to an end of the Company's relationship with the Home Shopping Network ("HSN") combined with a decrease in sales to department stores. The Company's relationship with HSN ended during January 1997 due to the Company's contract dispute with Ms. Newman. Sales to HSN for the year ended July 31, 1997 were $11,965,350. For a detailed discussion of the Company's dispute with Ms. Newman see Item 3, "Legal Proceedings."

Net sales to department stores for the fiscal year ended July 31, 1998 decreased to $5,493,254 from $12,659,346 for the fiscal year ended July 31, 1997, a decrease of $7,166,092 or 56.6%. The Company was distributing its products to 114 department store locations throughout the United states and Canada at July 31, 1998, as compared to 243 locations at July 31, 1997. During the fiscal year ended July 31, 1998, the Company ceased distribution of its product line through Bullocks, Burdines, Dayton/Hudson, Dillards, Foley's, Hechts, Macy's and Mercantile department store locations. The Company continues to distribute its product line through the Bay, in Canada, Bloomingdales, Boscov's, Kaufmanns, Ulta 3 and, during August 1998, launched its product line in approximately 160 Sears locations throughout the United States.

Cost of goods sold as a percentage of net sales was 29.3% for the fiscal year ended July 31, 1998, as compared to 33.1% for the fiscal year ended July 31, 1997. The decrease is primarily due to product mix. Sales to HSN during the fiscal year ended July 31, 1997 consisted of 48.8% of fiscal 1997 sales and had a higher cost of goods rate than products sold through department stores. Additionally, 40.3% of the Company's fiscal 1998 sales were at retail as compared to 18.6% for fiscal 1997.

Selling, general and administrative expenses decreased to $7,665,526 for the fiscal year ended July 31, 1998, from $17,774,382 for the fiscal year ended July 31, 1997, a decrease of $10,108,856 or 56.9%. This decrease is primarily attributable to the decreased cost of operating the Company's current downsized department store business combined with a decrease of $2,300,339 in compensation payments to Ms. Newman which were attributable to her appearance on HSN during the fiscal year ended July 31, 1997. Ms. Newman's employment agreement with the Company required that the Company compensate Ms. Newman for 33.3% of the net revenues after direct expenses attributable to sales of products on HSN. The Company also reversed a liability during Fiscal 1998 in the amount of $250,000, which was reflected as commissions which were previously recorded as due Ms. Newman, but which the Company will not pay.

The Company has made dramatic expense cuts during the latter part of fiscal 1998 and seeks a further reduction of non-operating costs during fiscal 1999. For a discussion of the Company's current plans, see "Liquidity and Capital Resources."

The Company recorded net other expenses of $252,656 during the fiscal year ended July 31, 1998 as compared to net other income of $948,307 during the fiscal year ended July 31, 1997. During fiscal 1998, the Company recorded a $1 million settlement pertaining to its litigation with Ms. Newman, $1,302,223 in non cash finance charges related to its financing agreements with the Blank Group and $24,280 of net interest income primarily related to the payments received from Selecta. During fiscal 1997, the Company recorded $986,320 of other income related to the gain on the sale of its Norwood, New Jersey distribution and administration facility along with $38,013 of net interest expense under its loan facility with PNC Bank.

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1998, is approximately $4.3 million with various expiration dates through 2013. In 1992 the Company had an ownership change and has had several recent sales of securities. Under Section 382 of the Internal Revenue Code (the "Code"), ownership changes may severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards.

The Company has recorded a valuation allowance equal to the amount of deferred income tax assets for the fiscal year ended July 31, 1998. In making this determination the Company considered its operating history and the end of its relationship with HSN during January 1997.

FISCAL YEARS ENDED JULY 31, 1997 AND 1996

The Company recorded a net loss of $3,008,562 for the fiscal year ended July 31, 1997, as compared to net income of $2,692,692 for the fiscal year ended July 31, 1996. The net loss per common and common equivalent share was $0.25 for the year ended July 31, 1997, as compared to income of $0.22 for the year ended July 31, 1996. Included in the loss is the write off of goodwill in the amount of $2,620,081 recorded during the fourth quarter of the prior fiscal year as a result of the Company's assessment of future operating cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Excluding the effect of the write off of goodwill the net loss for the fiscal year ended July 31, 1997, was $407,307. Excluding the effect of the write off of goodwill the net loss per common and common equivalent shares was $0.03 for the fiscal year ended July 31, 1997.

Net sales for the fiscal year ended July 31, 1997, decreased to $24,700,684 from $34,733,375 recorded in the prior fiscal year, a decrease of $10,032,691 or 28.9%. The sales decrease was primarily related to an end to the Company's relationship with HSN combined with a decrease in sales to department stores. Sales to HSN for the year ended July 31, 1997, were $11,965,350 as compared to $17,858,631 for the year ended July 31, 1996, a decrease of $5,893,281 or 33.0%.
The Company's relationship with HSN ended during January 1997 due to the Company's contract dispute with Adrienne Newman.

Net sales to department stores for the year ended July 31, 1997, decreased to $12,735,334 from $16,570,070 for the year ended July 31, 1996, a decrease of $3,834,736, or 23.1%. The Company was selling its Arpel product line in 243 locations throughout the United States and Canada at July 31, 1997, as compared to 315 locations at July 31, 1996. In fiscal 1997 the Company ceased distributing its products through Federated Department stores Macy's East and Macy's West Divisions. Distribution through Macy's East and Macy's West ceased during October 1996 and May 1997, respectively.

Cost of goods sold as a percentage of net sales was 33.1% for the fiscal year ended July 31, 1997,as compared to 32.8% for the fiscal year ended July 31, 1996. The decrease was primarily related to product mix, offset by the decrease in HSN sales.

Selling, general and administrative expenses decreased to $17,774,382 for the fiscal year ended July 31, 1997, from $20,532,894 for the fiscal year ended July 31, 1996, a 13.4% decrease. The decrease was primarily related to a decrease of approximately $1,688,000 in compensation payments to Ms. Newman. Ms. Newman's employment agreement with the Company required that the Company compensate Ms. Newman for 33.3% of the net revenues after direct expenses attributable to sales of products on HSN. Contributing to the expense decrease was the expense reduction program which has been implemented by the Company during January 1997.

In accordance with SFAS No. 121, the Company recorded a non-cash write off of $2,620,081 in the fourth quarter of fiscal year 1997 as a result of its evaluation of expected future cash flows from operations before interest.

The Company recorded net interest expense for the fiscal year ended July 31, 1997, in the amount of $38,013 as compared to interest expense for the fiscal year ended July 31, 1996, in the amount of $313,100. This decrease was primarily attributable to significantly lower debt levels. The Company has reduced bank debt to $0 at July 31, 1997. During June 1997 the Company satisfied the remaining balance due on its Term Promissory note with PNC Bank.

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

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1997, was approximately $4.3 million with various expiration dates through 2013.

The Company recorded a valuation allowance equal to the amount of deferred assets for the fiscal year ended July 31, 1997. In making this determination the Company considered its operating history and the end of its relationship with HSN during January 1997 following the departure of Ms. Newman from the Company.

FISCAL YEARS ENDED JULY 31, 1996 AND 1995

The Company recorded net income of $2,692,692 for the fiscal year ended July 31, 1996 as compared to $1,364,646 for the fiscal year ended July 31, 1995.

Net sales for the fiscal year ended July 31, 1996 increased to $34,733,375 from $32,151,204 recorded in the prior fiscal year, an increase of $2,582,171 or 8.0%. Sales of cosmetic products increased to $34,428,701 from $31,073,515 as compared to the prior year, a 10.8% increase. Sales of fragrance products decreased to $304,674 from $1,077,689, as compared to the prior fiscal year, a 71.7% decrease to $304,674 from $1,077,689, as compared to the prior fiscal year, a 71.7% decrease attributable in large part to the Company's decision to suspend its fragrance business during the latter part of fiscal 1995. The fiscal 1996 fragrance sales were related to the sale of the Company's remaining inventory of fragrance products.

The cosmetic sales increase of $3,355,186 was primarily attributable to the Company's continued success in selling cosmetic products through HSN. Sales to HSN increased to $17,858,631 from $15,667,416 recorded in the prior fiscal year, an increase of $2,191,215 or 14.0%. The Company commenced selling products through HSN of Canada during January 1996 with $933,261 of sales to HSN of Canada being recorded during fiscal year ended July 31, 1996. Sales of cosmetic products to department stores increased to $16,570,070 from $15,406,099 recorded in the prior fiscal year, and increase of $1,163,971 or 7.6%. This increase was primarily due to increased awareness of the ARPEL brand name as a result of the Company's appearances on HSN, as well as normalization of the Company's inventory out of stock situation in the second half of fiscal 1996.

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

The remaining NOL available to the Company for federal income tax reporting purposes at July 31, 1996 was approximately $4,300,000. The Company had $707,000 of the NOL carry-forward available for use for the tax year ending July 31, 1997.


OTHER

Revenue is recognized upon shipment of merchandise to the customer with a reserve for sales returns recorded based upon historical experience.

The Company expenses all advertising costs in the period in which the cost is incurred.

Trade receivables are shown net of certain valuation allowances which consist of reserves for bad debts, reserves for returns and provisions for advertising and salary chargebacks. The provisions for advertising and salary chargebacks are based on agreements with department stores with which the Company does business. The Company is liable for certain advertising and salary charges which take place at the store level which will be deducted by the department store at the time payment is made to the Company. The Company believes that this presentation more accurately reflects the actual amount which will be collected as cash receipts. At July 31, 1998 and 1997, the Company's provision for advertising and salary deductions was $728,018 and $844,162 respectively.

The Company utilizes financial and distribution software that was developed to be year 2000 compliant. Its software vendor has performed tests on each of the Company's software programs and has made revisions as needed. Final tests have not yet been performed and the Company's plans include a test which will simulate year 2000 conditions. This test is scheduled to be completed during the fiscal year ending July 31, 1999. The Company has assessed the impact of the year 2000 on its operations, including the development of cost estimates for and the extent of programming changes required to address the issue and determined the costs related thereto would not have a material impact on its ongoing results of operation.


LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $1,335,089 at July 31, 1998, an increase of $80,941 from working capital of $1,254,148 at July 31, 1997.

Beginning in the third quarter of fiscal 1997 the Company began suffering significant losses from operations as a result of the unanticipated discontinuance of appearances on HSN. The Company's relationship with HSN ended as a result of the Company's contract dispute with Adrienne Newman. The Company appeared on HSN from April 1995 through January 1997. Ms. Newman had been the Company's spokesperson on HSN under the name Adrien Arpel. During the period that the Company appeared on HSN it recorded profits and generated positive cash flows from operations. For the fiscal years ended July 31, 1995, 1996 and 1997, the Company's sales to HSN were $15,667,416, $17,858,631 and $11,965,350, which consisted of 48.7%, 51.4% and 48.4% of the Company's total revenues, respectively. As a result of the above factors, the Company's independent public accountants have issued a going concern opinion for the fiscal year ended July 31, 1998.

In February 1998, the Company's then Board of Directors approved an agreement with an investment group headed by Barry W. Blank, (the "Blank Group"). Under the agreement the Blank Group advanced the Company working capital of $500,000. The initial $500,000 investment was in the form of a 12% five year note convertible into the Company's Common Stock, commencing August 1, 1998, and ending on the day before the note is paid but no later than January 30, 2003, at the rate of $0.25 per share. On February 9, 1998, the Company's Board of Directors elected Mr. Blank as President and Chief Executive Officer of the Company and accepted the resignation of Elisabeth Fayer, the Company's former Chairman and Chief Executive Officer, who owns a majority of the Company's Common Stock through an affiliated company, Fine Fragrance

Distribution, Inc.("FFD"). Mr. Blank is an investment banker who, until October 1998, was employed as the manager of the Phoenix office of J. Robbins Securities LLC. Mr. Blank is currently the manager of the Phoenix office of Dirks and Company, Inc., and personally owns seats on the New York and American Stock Exchanges.

Under the agreement with the Blank Group, FFD also issued an option to the Group to acquire all of FFD's shares of the Company's Common Stock and granted Mr. Blank a proxy to vote these shares. FFD owns approximately 7.1 million shares of the Company's Common Stock which represented approximately 61% of the currently outstanding shares of such stock on the date of the transaction. The option is exercisable, in part or in whole, from time to time, for a period of 12 months which commenced on August 1, 1998, at $0.25 per share.

The Company's former directors resigned their respective positions in conjunction with the above agreement and Mr. Blank appointed a new board consisting of Barry Feiner, an attorney who practices law in New York City, Joseph Giamanco, who is the principal owner of GHM, Inc., an American Stock Exchange specialist firm, John McConnaughy, Jr., a private investor, and Charles
R. Hoover, an attorney practicing law in Phoenix, Arizona. On August 18, 1998, Mr. Hoover was also appointed President and Chief Operating Officer of the Company.

On March 27, 1998, the Company's board of directors approved an additional $250,000 loan to the Company by a group (the "Interim Loan Group") which included Mr. Blank , Mr. McConnuaghy and Janet Portelly, the wife of Mr. Feiner. Ms. Portelly is also a member of the Blank Group. The advance was needed to help settle certain trade payables which were due to key inventory suppliers. This loan, which was received by the Company on April 20, 1998, bears interest at 12% and matures on May 31, 1999. The members of the Interim Loan Group also received one share of common stock for each dollar loaned. On June 23, 1998, the Company repaid $100,000, plus interest to Mr. McConnuaghy from the proceeds of the private financing discussed below.

During May 1998, the Company commenced a private placement offering (the "Offering") through J. Robbins Securities, LLC., as placement agent, designed to raise up to $3 million in equity financing. The Offering consisted of the issuance of up to 60 units (the "Units"), each in the amount of $50,000. Each Unit consisted of 50,000 shares of the Company's Common Stock and 50,000 Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of the Company's Stock at $2.00 per share and one Class B Warrant. Two Class B Warrants entitle the holder to purchase one share of Common Stock at $4.00 per share. The Class A Warrants are exercisable at any time commencing upon issuance until May 31, 2001 and the Class B Warrants are exercisable at any time commencing upon issuance until May 31, 2003. This Offering was terminated on August 31, 1998 at which time 40.84 Units had been sold and gross proceeds of $2,042,000 had been raised. The net proceeds received by the Company amounted to $1,756,120 after paying $285,880 of placement fees and other Offering expenses.

The Company was dependent upon the receipt of the proceeds from the Blank Group, the Interim Loan Group and its Offering in order to reduce past due accounts payables and invest in the production of finished goods inventory; However, the Company received these proceeds later than anticipated which resulted in a delay of payments to key inventory suppliers during the last quarter of fiscal 1998. In addition, some of the Company's key suppliers have been hesitant about producing new orders without being fully paid on past due invoices. During the fourth quarter of fiscal 1998 the need for finished goods inventory became even more critical when the Company was successful in obtaining the commitment from Sears. The commitment resulted in the Company's launching its product line in approximately 160 Sears locations throughout the United States. The Company and Sears plan to increase distribution to an additional 270 locations commencing in the summer of 1999. The Company considers its Sears relationship as one of the major steps towards building a growing, long term, profitable business.

Substantial inventory could not be ordered until additional funds were received by the Company. The Company's suppliers refused to extend additional credit. Upon receipt of the initial equity financing in June, orders were immediately placed. These orders began to be filled during July. The inventory of finished goods was so small, until the end of July, that no customers could effectively be supplied. Packing for shipment started in late July as soon as inventory arrived. However, no substantial shipments were possible until after July 31, 1998, the end of the current fiscal year. These factors contributed to the Company's unprofitable results for the fourth quarter ended July 31, 1998. The Company's inventory levels continue to improve but they are not yet at levels satisfactory to meet immediate anticipated customer demand.

The Company has effected significant expense reductions during the latter part of fiscal 1998 and seeks further non-operating expense reductions during fiscal 1999. In addition, the Company's plans are directed in the following areas:

         - Continued realignment of the Company's United States department store operations by concentrating on potentially profitable department store groups and markets. The Company has undertaken a program to close non performing and unprofitable locations and concentrate in markets and department stores where its products are potentially more profitable. As a result of this plan, during fiscal 1998, the Company reduced its distribution from 243 stores at July 31, 1997 to 114 stores at July 31, 1998. During August 1998, the Company began distribution of its products through approximately 160 Sears Roebuck & Company locations ("Sears")throughout the United States. The Company and Sears currently plan to expand this distribution to an approximately 270 additional locations commencing in the summer of 1999.

         - Development of other areas of distribution. The Company will commence distribution to the U.S. Military through an insert included in the Military's mailings. Separate mailings are currently scheduled to take place during the fall of 1998 and will reach a worldwide audience of approximately 1.5 million military personnel.

         - Further enhancement of the Company's Internet site. The Company began offering its products through its Internet site during June 1998, (www.adreinarpel.com). The Company is utilizing NETVENTURES, INC., SHOPBUILDER (TM) technology to maintain its online outlet.

         - Improvement of the Company's salon business. The Company currently operates 64 salons under various arrangements within select department stores throughout the United States and Canada. The Company plans to re-fixture and modernize many of these locations. The Company plans to rename its wholly owned subsidiary as ADRIEN ARPEL SPA & SALON, Inc., through which it intends to conduct its salon business. Management plans to introduce a line of products specifically designed for this new subsidiary. Management also plans to offer its products through independent salons.

Management believes that its cost reduction programs combined with its new initiatives should enable the Company to improve upon its fiscal 1998 performance and provide satisfactory liquidity during fiscal 1999, although no assurance can be given that management will be successful.


EFFECTS OF INFLATION

The Company did not have any significant price increases for its products during the fiscal years ended July 31, 1998, 1997, 1996. Selected price increases are planned for January 1999 and will be announced during December 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements and supplementary financial information are attached at the end of this report. For page of reference, see the Index to the Consolidated Financial Statements appearing on page F-1 of this Annual Report on Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 1998, Arthur Andersen LLP (the "Former Accountants") resigned as the Company's certified public accountants. In connection with the audits of the Company's financial statements for the fiscal years ended July 31, 1996 and 1997 and for the period from August 1, 1997 through April 30, 1998, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference to the subject matter of the disagreement in their report. The Former Accountants' reports on the Company's financial statements for the fiscal years ended July 31, 1996 or 1997 do not contain an adverse opinion or disclaimer of opinion but does include an explanatory paragraph concerning the Company's ability to continue as a going concern. A letter from the Former Accountants addressed to the Securities and Exchange Commission stating that they agree with the Company's response to this
Item is filed with the Securities Exchange Commission as an Exhibit to the Company's Form 8-K dated May 5, 1998. On May 7, 1998 the Company retained the services of Golub Goldstein Kessler LLP as its certified public accountants commencing with the fiscal year ending July 31, 1998. The Company's Audit Committee, Board of Directors and Shareholders have approved the change in auditors.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The following table sets forth the names of each of the directors of the Company as of October 26, 1998, all of whom are expected to be nominated for reelection at the Company's next Annual Meeting of Shareholders.

   NAME                                    AGE     DIRECTOR SINCE         POSITION WITH COMPANY
   ----                                    ---     --------------         ---------------------
   BARRY W. BLANK                          57      February 1998          Chief Executive Officer, Director
   CHARLES R. HOOVER                       68      May 1998               President, Chief Operating Officer and
                                                                          Director
   BARRY FEINER                            64      March 1998             Director
   JOSEPH GIAMANCO                         56      March 1998             Director
   JOHN E. MCCONNAUGHY, JR.                68      March 1998             Director

BARRY W. BLANK became Chief Executive Officer, President and Chairman of the Board of Directors on February 9, 1998. Mr. Blank is currently the manager of Dirk's & Company, Inc's., Phoenix branch office and from April 1997 until October 1998, was the manager of the Phoenix, Arizona branch office of J. Robbins Securities, LLC, a NASD securities brokerage firm. For more than ten years prior thereto Mr. Blank acted in a similar capacity with a number of other securities brokerage firms, including Coleman and Company Securities, Inc., from May 1995 to April 1997, RAS Securities, Inc., from April 1993 to May 1995, and Dickinson & Co., from July 1991 to April 1993. Mr. Blank owns a seat on the New York and American Stock Exchanges, and for approximately 30 years has served as an officer with the Phoenix Police Department. He is also a director of Action Industries, a publicly held company engaged through a partially owned subsidiary in the retail optical business, and Integrated Technologies USA, Inc., who's shares are listed on the American Stock Exchange.

CHARLES R. HOOVER, was elected as President and Chief Operating Officer of the Company during August 1998. For more than the past five years Mr. Hoover has been an attorney practicing in Phoenix, Arizona, from August 1997 as a partner of Piccoli, Lester & Hoover, LLP., and prior thereto under his own name.

BARRY FEINER is and has been for more than the past five years an attorney practicing in New York City under his own name. Mr. Feiner is also a director of Fortune National Resources Corporation, and American Stock Exchange listed company engaged in the business of exploiting oil and natural gas resources.

JOSEPH GIAMANCO is and has been for more than the past five years the President of GHM, Inc., a company which acts as a specialist on the American Stock Exchange.

JOHN E. MCCONNAUGHY, JR. is and has been for more than the past five years the Chairman and Chief Executive Officer of JEMC Corporation, a private investment company located in Stamford, Connecticut.


EXECUTIVE OFFICERS

Set forth below is certain information as of October 26, 1998 regarding the executive officers of the Company:


                               EXECUTIVE OFFICERS

                                                                                           EXECUTIVE OFFICER
    NAME                          AGE      POSITION WITH COMPANY                           SINCE
    ----                          ---      ---------------------                           -----
    BARRY W. BLANK                57       Chief Executive Officer                         February 1998
    CHARLES R. HOOVER             68       President, Chief Operating Officer              August 1998
    MICHAEL D. FICKE              43       Vice President, Chief Financial Officer;        November 1993
                                           Secretary
    MARY PANVINI                  51       Senior Vice President/General Manager           June 1997

Information with respect to MESSRS. BLANK and HOOVER is set forth under "Directors" above.

MARY PANVINI rejoined the Company as Senior Vice President/General Manager in June 1997 and has served in this capacity since that time. Prior to her rejoining the Company, from January 1996 to June 1997, Ms. Panvini acted as an independent marketing consultant based in Washington DC. For more than the five years prior thereto, she served as a Regional Sales Director with Christian Dior Perfumes.

MICHAEL D. FICKE joined the Company in July 1989. Mr. Ficke served the Company as Corporate Controller until his promotion to Vice President and Chief Financial Officer in November 1993. He is a certified public accountant and prior to joining the Company in 1989 served as Assistant Controller of Chanel Inc., a manufacturer and distributor of fragrance and cosmetic products.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the fiscal years ended July 31, 1998, 1997 and 1996 with respect to all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other executive officers who earned in excess of $100,000 for fiscal 1998 (the "Named Executive Officers") in all capacities in which such officers served.

                                         ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                         -------------------                        ----------------------
NAME AND PRINCIPAL POSITION             YEAR    SALARY $      BONUS $      OTHER ANNUAL                STOCK
---------------------------             -----   --------      -------      -------------               -----
                                                                           COMPENSATION (3)    OPTION/WARRANT/COMPENSATION
                                                                           ----------------    ---------------------------
ELISABETH FAYER (1)                        1998   $182,869        $-0-            $-0-             -0-         -0-
  CHAIRMAN AND CHIEF                       1997   $574,167         -0-             -0-             -0-         -0-
  EXECUTIVE OFFICER                        1996   $290,000         -0-             -0-             -0-         -0-

BARRY W. BLANK (2)                         1998    $49,917        $-0-            $-0-             -0-       200,000
  CHAIRMAN AND CHIEF                       1997      -0-           -0-             -0-             -0-         -0-
  EXECUTIVE OFFICER                        1996      -0-           -0-             -0-             -0-         -0-

MICHAEL D. FICKE                           1998   $125,000         -0-             -0-             -0-       100,000
  VICE PRESIDENT,                          1997   $123,533         -0-             -0-             -0-         -0-
  CHIEF FINANCIAL OFFICER,                 1996   $ 96,500         -0-             -0-             -0-         -0-
  SECRETARY

MARY PANVINI                               1998   $115,000         -0-             -0-             -0-       100,000
  SENIOR VICE PRESIDENT                    1997   $ 12,197         -0-             -0-             -0-         -0-
  AND GENERAL MANAGER                      1996      -0-           -0-             -0-             -0-         -0-

(1) Named President of the Company in September 1996, became Chief Executive Officer on October 23, 1996 and resigned on February 9, 1998.

(2) Named Chairman and Chief Executive Officer and President of the Company on February 9, 1998

(3) Excludes personal benefits which did not exceed the lesser of $50,000 or 10%, on an annual basis, of such officer's salary and bonus,


STOCK OPTION GRANTS
The following table sets forth information as of October 26, 1998, with respect to stock options granted to directors and executive officers of the Company.

NAME                                    POSITION                         VESTED      NON VESTED           EXERCISE
----                                    --------                         ------      ----------           PRICE
                                                                                                          -----
BARRY W. BLANK                          Chairman                         25,000        75,000 (1)         $0.68
BARRY FEINER                            Director                         25,000        75,000 (1)          0.68
JOSEPH GIAMANCO                         Director                         25,000        75,000 (1)          0.68
JOHN E. MCCONNAUGHY JR.                 Director                         25,000        75,000 (1)          0.68
MICHAEL D. FICKE                        Chief Financial Officer,         25,000        75,000 (1)          0.68
                                        Secretary
MARY PANVINI                            Senior Vice President, General   25,000        75,000 (1)          0.68
                                        Manager Sales
CHARLES R. HOOVER                       Chief Operating officer,        300,000(2)         -0-         0.875-1.0625
                                        President, Director

(1) On March 27, 1998 100,000, options were granted which are exercisable at $0.68 per share for a period of 10 years. 25,000 options vested immediately and 25,000 options vest each year thereafter for a period of three years. If the Company has earnings per share of at least $0.30 during any annual period all non vested options vest immediately.

(2) On June 4, 1998, 100,000 options were granted which are exercisable at $0.875 per share for a period of 10 years. These options were issued for services, specifically, assistance provided in the negotiation of the terms and drafting of two substantial contracts for channels of sales and distribution of the Company's products, with one to be completed on or before July 31, 1998 and the other on or before August 28, 1998. These options become vested as to 50% upon the completion of the services for one contract and 100% upon the completion of both contracts, or in the recognition and acknowledgment by the Company that neither contract will be completed by August 28, 1998.

         On August 18, 1998, 200,000 options were granted which are exercisable at $1.0625 per share. These options were granted pursuant to Mr. Hoover's appointment as President and Chief Operating officer. These options are qualified stock options pursuant to a plan which has not yet been submitted to shareholders for approval. All of these options vested immediately.


YEAR-END OPTION VALUES TABLE

The following table sets forth information at July 31, 1998, respecting exercisable and non-exercisable options held by the Named Executive Officers. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the year-end price of the Common Stock. None of the named Executive Officers exercised any options during fiscal 1998.

                                                                                               VALUE OF
                                                    NUMBER OF OPTIONS                         IN-THE-MONEY
                                                         HELD AT                             OPTIONS HELD AT
                                                      JULY 31, 1998                          JULY 31, 1998(1)

                                                          NOT                                     NOT
  NAME                             EXERCISABLE         EXERCISABLE       EXERCISABLE          EXERCISABLE
  BARRY W. BLANK (2)                 25,000              75,000              $17,375             $52,125
  MICHAEL D. FICKE (2)               25,000              75,000              $17,375             $52,125
  CHARLES R. HOOVER (3)                -0-              100,000                -0-               $50,000
  MARY PANVINI (2)                   25,000              75,000              $17,375             $52,125

(1)      Based on a July 31, 1998 closing price of $1.375.

(2) 100,000 Options granted March 27, 1998 exercisable at $0.68 per share for a period of ten years. 25,000 options vest immediately and 25,000 options vest each year thereafter for a period of three years. If the Company records earnings per share of at least $0.30 per share at the close of any fiscal year period all non vested options vest immediately.

(3) 100,000 Options granted June 4, 1998 exercisable at $0.875 per share for a period of ten years. These options were issued for services, specifically, assistance provided in the negotiation of the terms and drafting of two substantial contracts for channels of sales and distribution of the Company's products, with one to be completed on or before July 31, 1998 and the other on or before August 28, 1998. These options become vested as to 50% upon the completion of the service for one contract and 100% upon the completion of both contracts, or on the recognition and acknowledgment by the Company that neither contract will be completed. These options vested after the close of the fiscal year ended July 31, 1998.

COMPENSATION ARRANGEMENTS

Mr. Blank is currently an executive officer of the Company earning $100,000 per annum. He does not have a written employment agreement with the Company and currently devotes approximately one third of his time to Company business.

Mr. Hoover is currently an executive officer with the Company earning $60,000 per annum. Mr. Hoover currently devotes approximately one half of his time to Company business. Commencing January 1, 1999, Mr. Hoover's salary will be increased to 110% of the next highest officers compensation at which time Mr. Hoover will devote approximately 100% of his time to Company business. Mr. Hoover's salary is being deferred until January 1999. Mr. Hoover does not have a written employment agreement with the Company. See Item 11, note (2) "Stock Option Grants" for information related to options granted to Mr. Hoover.

Mr. Ficke is currently an executive officer of the Company earning $125,000 per annum pursuant to an employment agreement dated March 27, 1998. This agreement initially terminates on March 27, 1999, but will renew for one year periods unless either party serves written notice 90 days prior to the expiration of the agreement of such parties intent not to renew. Mr. Ficke also receives certain benefits which do not exceed 10% of his annual compensation and is also eligible to earn a bonus of $25,000 if the Company records a pre tax profit during two consecutive quarters. See Item 11, note (1) "Stock Option Grants" for more information related to options granted to Mr. Ficke.

Ms. Panvini is currently Senior Vice President/General Manager of retail sales of the Company earning $115,000 per annum pursuant to an employment agreement dated March 27, 1998, which will renew for one year periods unless either party serves written notice 90 days prior to the expiration of agreement of such party's intent not to renew. Ms. Panvini also receives certain benefits which do not exceed 10% of her annual compensation. Ms. Panvini is also eligible to earn a bonus of $23,000 if the Company earns a pre-tax profit at the end of any fiscal year. See Item 11, note (1) "Stock Option Grants" for information related to options granted to Ms. Panvini.


COMPENSATION FOR SERVICE AS DIRECTOR

Until February 1998 each Director who was not also an officer or employee of the Company (Messrs. Desjardins and Korda for fiscal 1997) received $650 for each Board of Directors or Committee meeting attended by such Director or $200 for each meeting in which such Director participated by telephone conference. The Company does not currently compensate directors for attendance at board meetings but reimburses directors for expenses incurred for attending such meetings


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Fayer, who until February 9, 1998 served as President and Chief Executive Officer of the Company, determined the compensation for the Officers and employees of the Company for the fiscal year ended July 31, 1997. Ms. Fayer was not involved in the determination of her compensation as the Chief Executive Officer. Ms. Fayer's compensation was determined by the Company's Board of Directors.

The current Board of Directors determines the compensation for the officers and employees of the Company. Mr. Blank, who serves as the Company's current Chairman and Mr. Hoover, who serves as the Company's current President and Chief Operating Officer, were not involved in the determination of their respective compensation arrangements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth certain information as of October 26, 1998, regarding, (i) the share ownership of the Company by each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock, (ii) the share ownership of the Company of each director, (iii) the share ownership of the Company of the Chief Executive Officer and each of the other executive officers of the Company who earned in excess of $100,000 during the Company's last fiscal year, and (iv) the share ownership of the Company of all directors of the Company and named executive officers as a group.

                                                                       SHARES OF
                                                                     COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL                                       BENEFICIALLY                 APPROXIMATE
OWNER                                                                  OWNED (1)             PERCENT OF CLASS (1)
-----                                                                  -----                 --------------------
ELISABETH FAYER (2)
32 Belvedere                                                              -0-                          *
Westmont, Quebec H34 IP4

BARRY W. BLANK (1) (2) (3)
P.O Box 32056                                                          8,213,935                      51.7
Phoenix, Arizona 85064

BARRY FEINER (3) (5)
170 Falcon Court                                                        25,000                         *
Manhassett, New York  11031

JOSEPH GIAMANCO  (3)
GHM, Inc.                                                               25,000                         *
74 Trinity Place
New York, New York 10006

CHARLES HOOVER  (4) (6)
2398 East Camelback Road                                                392,000                       2.5
Phoenix, Arizona 85016

JOHN E. MCCONNAUGHY, JR. (1) (3) (6)
JEMC Corp.                                                              355,000                       2.2
1011 High Ridge Road
Stamford, Connecticut 06905

CAROL J. LUBIN (1) (2)
4079 Governor Drive, #231                                               900,000                       5.7
San Diego, California 92122

JANET M. PORTELLY (1) (2) (5) (6)
c/o Barry Feiner                                                        237,500                       1.5
170 Falcon Court
Manhassett, New York  11031

MICHAEL D. FICKE (3)
75 Waters Edge                                                          25,000                         *
Sparta, New Jersey 07871

MARY PANVINI (3)
Watergate East                                                          25,000                         *
2510 Virginia Avenue
Washington, DC 20037

OFFICER AND DIRECTORS
as a group (7 persons)                                                10,198,435                      64.2
     *Less than 1%

(1) Ownership is of record and beneficial except as otherwise noted. This Stock includes 2 million shares issuable after July 31, 1998 upon conversion of the Notes as follows: 900,000 to Barry W, Blank; 900,000 to Carol J. Lubin; and 200,000 to Janet M. Portelly and 250,000 shares in connection with the Interim Loan as follows; 100,000 to Barry W. Blank; 100,000 to John McConnaughy; 25,000 to Ms. Portelly and 25,000 to a non Affiliated third party.

(2) These shares are held by Barry Feiner, Esq., as escrow agent, in accordance with the option agreement between Ms. Fayer and Mr. Blank and others, as hereinafter described. They were transferred by Fine Fragrances Distribution, Inc. ("FFD"), a wholly-owned subsidiary of 3143040 Canada, Inc. which is controlled by Ms. Fayer. Ms. Fayer has caused FFD to grant an irrevocable proxy to Mr. Blank with respect to these shares. She has also caused FFD to grant Options to purchase these shares at $0.25 per share for a period of 12 months commencing August 1, 1998 as follows: 3,235,021 to Mr. Blank; 3,235,021 to Ms. Lubin; and 718,893 to Ms. Portelly. Mr. Blank has sole investment and voting discretion with respect to these shares and, accordingly, is deemed to be the beneficial owner of them.

(3) On March 27, 1998, 100,000 options were granted, which are exercisable at $0.68 per share for a period of ten years. 25,000 vest immediately and 25,000 options vest each year thereafter for a period of three years. If the Company has earnings per share of $0.30 during any annual period all non vested options vest immediately.

(4) On June 4, 1998 100,000 options were granted, which are exercisable at $0.875 per share for a period of 10 years. These options were issued for services and vest based on the occurrence of certain events, specifically the consummation of two substantial contracts for channels of distribution of the Company's products, with one to be completed before July 31, 1998 and the other on or before August 28, 1998. These options become vested as to 50% upon the completion of the services for one contact and 100% upon the completion of both contracts, or on the recognition and acknowledgment by the Company that neither contract will be completed. On August 18, 1998 200,000 options were granted at $1.0625 per share for a period of ten years. These options are qualified stock options pursuant to a plan which has not yet been submitted to shareholders for approval. All of these options vested immediately.

(5) Mr. Feiner is Ms. Portelly's husband. Mr. Feiner disclaims beneficial ownership in these securities. These shares exclude 718,893 shares issuable upon exercise of the option granted by FFD to Ms. Portelly and other members of the Blank Group.

(6) Includes 12,500, 92,000 and 230,000 shares, issued to Janet M. Portelly, Mr. Hoover and Mr. McConnaughy respectively, as participants in the Company's private placement offering to raise up to $3 million in equity financing. Excludes an aggregate of 33,000 shares purchased by Mr. Hoover's adult children in the Private Placement Offering as to which Mr. Hoover disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1998, an investment group headed by Barry W. Blank which includes Janet M. Portelly, Mr. Feiner's wife, advanced the Company $500,000 in the form of convertible subordinated notes (the "Notes"). The Notes bear interest at the rate of 12% annum and are convertible commencing August 1, 1998 and ending on the day before the note is paid but no later than January 30, 2003, into Common Stock at a price of $0.25 per share. Interest is payable quarterly and principal is due January 31, 2003.

On February 9, 1998, Elizabeth Fayer, through Fine Fragrances Distribution, Inc. ("FFD"), a wholly owned subsidiary of 3143040 Canada, Inc., which is controlled by Ms. Fayer, granted an option to Mr. Blank, Ms. Portelly and Carol Lubin, the members of the Blank Group, to purchase 3,235,021, 3,235,021 and 718,893, shares respectively of the Company's Common Stock at $0.25 per share, exercisable in whole or in part, from time to time, for a period of 12 months commencing August 1, 1998

On March 27, 1998 the Board of Directors approved an additional advance of $250,000 to the Company. This loan was made by Mr. Blank, Mr. McConnaughy, Ms. Portelly and an unaffiliated third party, as follows: $100,000 by Mr. Blank, $100,000 by Mr. McConnaughy, $25,000 by Ms. Portelly and $25,000 by an unaffiliated third party. This loan bears interest at 12% and matures May 31, 1999. Participants also received one share of Common Stock for each dollar loaned. On June 23, 1998 the Company repaid $100,000, plus interest to Mr. McConnaughy from the proceeds of its Private Placement Offering.

Mr. Blank, as an employee of the Placement Agent participated in marketing the Company's Offering and earned aggregate commissions of $112,310.

The Placement Agent was also to be granted Warrants, exercisable over a five year period, commencing on the last closing date of the Offering. The Warrants to be granted, were to purchase an amount of Units equal to 10% of the number of Units sold in the Offering at an exercise price equal to 120% of the Unit Offering price. ($60,000 per unit). Mr. Blank, as an employee of the Placement Agent, was to receive 25% of such Warrants. The Company is disputing the issuance of these Warrants to the Placement Agent.

Mr. Feiner, who is a current director of the Company, performs various legal services on behalf of the Company. Mr. Feiner specializes in Securities law and earned $20,420 which represented, an agreed upon amount of 1% of the gross proceeds raised under the Company's equity offering. Mr. Feiner has also earned approximately $50,200 for additional services performed on behalf of the Company for the Fiscal year ended July 31, 1998.


PART IV.

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

(a) (3) EXHIBITS

The following items are filed herewith or incorporated by reference:

3.1      Certificate of Incorporation of the Company, as amended (1) (Exhibit
         3.1)

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company, as amended, as filed with the New York State Department of State on September 11, 1991. (2) (Exhibit 3.2)

3.3      By-Laws of the Company, as amended. (2) (Exhibit 3.3)

4.1      Form of specimen of the Company's Common Stock certificate. (3)
         (Exhibit 4.1)

10.1     Stock Option Plan. (4) (Exhibit 10.1)

10.2 New Jersey EA. Bond Financing Agreement, dated July 20, 1983 and Note of Company thereunder. (5) (Exhibit 10.2)

10.3 Lease Agreement, dated November 30, 1983, for 720 Fifth Avenue, New York, New York. (6) (Exhibit 10.3)

10.4 Form of Stock Option Agreement under the Stock Option Plan. (4) (Exhibit 10.4)

10.5 ALFIN Inc. (f/k/a/ ALFIN Fragrances, Inc.) Stock Option Plan, as amended. (3) (Exhibit 10.5)

10.6     The 1993 Stock Option Plan of ALFIN, INC. (7) (Exhibit 10.6)

10.7 Agreement dated June 13, 1997 between the Company and H. Galow related to the sale of the Company's Norwood, New Jersey distribution facility.
         (8) (Exhibit 10.7)

(1) Incorporated by reference from the designated Exhibit of the Company's Current Report on Form 8-K, reporting an event on April 5, 1990 (File No. 1-9135).

(2) Incorporated by reference from the designated exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1990. (File No. 1-9135)

(3) Incorporated by reference from the designated Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1989. (File No. 1-9135).

(4) Incorporated by reference from the designated Exhibits to the Company's Annual Report on Form 10-K for the year ended July 31, 1985. (File No. 1-9135).

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

(8) Incorporated by reference from the designated Exhibits to the Company's Annual report in Form 10K for the year ended July 31, 1997. (File No. 1-9135).

(9) Incorporated by reference from the designated Exhibits to the Company's report on Form 8-K reporting on an event on May 5, 1998 including a letter from Arthur Andersen LLP (File No. 1-9135)

(10) Incorporated by reference from the designated Exhibit of the Company's report on 8-K reporting on an event on May 9, 1998 (File No. 1-9135)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 1998                ADRIEN ARPEL, INC.



                                         By:        /s/ Barry W. Blank
                                                   -----------------------------
                                                 Barry W. Blank
                                                 Chief Executive Officer/
                                                 Director


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Ficke and his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully due or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on November 9, 1998 on behalf of the Registrant and in the capacities indicated.


Signature                                                     Title

        /s/Barry W. Blank                   Chief Executive Officer/
           Barry W. Blank                   Director

        /s/Charles R. Hoover                President/Chief Operating Officer
           Charles R. Hoover                Director

        /s/Michael D. Ficke                 Vice President
           Michael D. Ficke                 Chief Financial Officer

        /s/Barry Feiner                     Director
           Barry Feiner

        /s/Joseph Giamanco                  Director
           Joseph Giamanco

        /s/John E. McConnaughy, Jr.         Director
           John E. McConnaughy, Jr.

           ADRIEN ARPEL, INC., (FORMERLY ALFIN, INC.) AND SUBSIDIARIES

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








                                                                                      PAGE
INDEPENDENT AUDITOR'S REPORTS                                                       F- 2, F-3

CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1998 AND 1997                               F-4


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE FISCAL YEARS ENDED JULY 31, 1998   F-5


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE FISCAL YEARS ENDED       F-6
JULY 31, 1998


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE FISCAL YEARS ENDED JULY
31, 1998                                                                               F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         F-7 - F-20


SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE FISCAL YEARS
ENDED JULY 31, 1998                                                                   F-21

                              GOLDSTEIN GOLUB KESSLER LLP


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Adrien Arpel, Inc.

We have audited the accompanying consolidated balance sheet of Adrien Arpel, Inc., (formerly Alfin, Inc.) and Subsidiaries as of July 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is no express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adrien Arpel, Inc. and Subsidiaries as of July 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant losses from operations and has had negative cash flow from operations. The above factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the fiscal 1998 financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 12, 1998

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Adrien Arpel, Inc.:

We have audited the accompanying consolidated balance sheet of Adrien Arpel, Inc., (formerly known as Alfin, Inc.) and Subsidiaries (the "Company") as of July 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended July 31, 1997 and July 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 1997, and the results of their operations and their cash flows for the years ended July 31, 1997 and July 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during fiscal year ended July 31, 1997, significant losses from operations and cash used in operations were incurred as a result of the discontinuance of appearances on the Home Shopping Network ("HSN") resulting from the dispute with Adrienne Newman. The Company had been significantly dependent upon HSN during the fiscal years 1995 and 1996. The Company does not maintain any financing arrangements and relies upon cash generated from operations. The above factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes for complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


New York New York
November 11, 1997

                   ADRIEN ARPEL, INC., (FORMERLY ALFIN, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1998 AND 1997

ASSETS                                                  1998                1997
------                                              ------------        ------------
CURRENT ASSETS:
  Cash & Cash Equivalents                           $    433,943        $    658,378

Accounts receivable, net of allowance
  for doubtful accounts and chargebacks
  of $868,116 and $891,532 at July 31, 1998
  and 1997, respectively and sales allowances
  of $83,957 and $81,597 at July 31, 1998
  and 1997, respectively                                 171,529             167,021



Inventories                                            1,743,684           2,227,549



Prepaid expenses & other current assets                  876,248             880,938
                                                    ------------        ------------

Total Current Assets                                   3,225,404           3,933,886
                                                    ------------        ------------


Property & Equipment, Net                                256,864             592,687
                                                    ------------        ------------

Other Assets                                             183,597              83,938
                                                    ------------        ------------

Total Assets                                        $  3,665,865        $  4,610,511
                                                    ============        ============


LIABILITIES & SHAREHOLDERS' EQUITY                      1998                1997
-----------------------------------                 ------------        ------------

CURRENT LIABILITIES:
Due to related parties                              $     62,517        $          0

Accounts Payable                                         818,699           1,365,767


Accrued expenses - other                               1,009,099           1,313,971
                                                    ------------        ------------
Total Current liabilities                              1,890,315           2,679,738

CONVERTIBLE NOTE - RELATED PARTIES                       500,000                   -
                                                    ------------        ------------

Total Liabilities                                      2,390,315           2,679,738
                                                    ------------        ------------



REDEEMABLE PREFERRED STOCK                          $    750,000        $    750,000
                                                    ------------        ------------

 SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value 50,000,000
   shares authorized; 14,146,366 & 11,787,983
   shares issued & outstanding at July 31,
   1998 & 1997, respectively                             141,463             117,879

   Additional paid-in capital                         16,131,512          12,953,123

   Accumulated deficit                               (15,747,425)        (11,890,229)
                                                    ------------        ------------
Shareholders' equity                                     525,550           1,180,773
                                                    ------------        ------------

   Total Liabilities & Shareholders' Equity         $  3,665,865        $  4,610,511
                                                    ============        ============

The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                   ADRIEN ARPEL, INC., (FORMERLY, ALFIN, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE FISCAL YEARS ENDED JULY 31

                                             1998                1997                1996
                                         ------------        ------------        ------------
NET SALES                                $  5,908,754        $ 24,700,684        $ 34,733,375

COST OF GOODS SOLD                          1,732,805           8,183,676          11,380,089

                                         ------------        ------------        ------------
GROSS PROFIT                                4,175,949          16,517,008          23,353,286

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                     7,665,526          17,774,382          20,532,894

WRITE-OFF OF GOODWILL                               -           2,620,081                   -

                                         ------------        ------------        ------------
OPERATING (LOSS) INCOME                  $ (3,489,577)       $ (3,877,455)       $  2,820,392
                                         ------------        ------------        ------------

OTHER INCOME (EXPENSE), NET

  INTEREST INCOME
  (EXPENSE), NET                               24,280             (38,013)           (313,100)
  NON CASH FINANCING CHARGES               (1,302,223)                  -                   -

  LEGAL SETTLEMENT                          1,000,000                   -                   -

GAIN ON SALES OF
  ASSETS                                            -             986,320             394,392

OTHER INCOME (EXPENSE)                         25,287                   -             (27,992)

                                         ------------        ------------        ------------
  TOTAL OTHER (EXPENSE) INCOME               (252,656)            948,307              53,300
                                         ------------        ------------        ------------

(LOSS) INCOME BEFORE
PROVISION FOR INCOME TAXES                 (3,742,233)         (2,929,148)          2,873,692

PROVISION FOR INCOME TAXES                      6,213              79,414             181,000
                                         ------------        ------------        ------------

NET (LOSS) INCOME                          (3,748,446)         (3,008,562)          2,692,692
PREFERRED STOCK DIVIDENDS                     108,750             108,750             108,750
                                         ------------        ------------        ------------

INCOME (LOSS)  AVAILABLE TO COMMON
SHAREHOLDERS                             $ (3,857,196)       $ (3,117,312)       $  2,583,942
                                         ============        ============        ============

BASIC (LOSS) INCOME PER
SHARE AVAILABLE TO
COMMON SHAREHOLDERS                      $      (0.32)       $      (0.26)       $       0.21
                                         ============        ============        ============
WEIGHTED AVERAGE NUMBER
  OF SHARES                                12,127,908          11,894,471          12,200,730

    The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                   ADRIEN ARPEL, INC., (FORMERLY, ALFIN, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE THREE FISCAL YEARS ENDED JULY 31, 1998

================================================================================================================
                                           NUMBER OF                     ADDITIONAL                 SHAREHOLDERS
                                            COMMON         COMMON         PAID-IN      ACCUMULATED     EQUITY
                                            SHARES          STOCK         CAPITAL        DEFICIT        TOTAL
=================================================================================================================
BALANCE, JULY 31, 1995                    11,519,311    $   115,193    $12,629,976   $(11,356,859)    $ 1,388,310

STOCK DIVIDENDS ON REDEEMABLE
PREFERRED STOCK                               93,615            936        107,814       (108,750)              -
STOCK ISSUED FOR OPTIONS                      50,000            500         49,500              -          50,000
NET INCOME                                                                              2,692,692       2,692,692
                                         -----------    -----------    -----------    -----------     -----------

BALANCE, JULY 31, 1996                    11,662,926        116,629     12,787,290     (8,772,917)      4,131,002
STOCK DIVIDENDS ON REDEEMABLE
PREFERRED STOCK                               66,724            667        108,083       (108,750)              _
STOCK ISSUED FOR OPTIONS                      58,333            583         57,750              -          58,333
NET LOSS                                                                               (3,008,562)     (3,008,562)
                                         -----------    -----------    -----------    -----------     -----------

BALANCE, JULY 31, 1997                    11,787,983        117,879     12,953,123    (11,890,229)      1,180,773

STOCK DIVIDENDS ON REDEEMABLE
PREFERRED STOCK                              230,883          2,309        106,441       (108,750)              -

BENEFICIAL CONVERSION FEATURE OF
CONVERTIBLE DEBT SECURITIES                                                625,000                        625,000


STOCK ISSUED PRIVATE PLACEMENT OFFERING    1,877,500         18,775      1,614,650                      1,633,425
COMMON STOCK ISSUED IN CONNECTION
  WITH RELATED PARTY NOTE PAYABLE            250,000          2,500        200,625                        203,125

FINANCING COSTS RELATED TO ISSUANCE OF
  BENEFICIAL OPTION                                                        561,581                        561,581

DEFERRED OFFERING COSTS RELATED TO THE
ISSUANCE OF BENEFICIAL OPTIONS                                              70,092                         70,092
NET LOSS                                                                               (3,748,446)     (3,748,446)

                                         -----------    -----------    -----------   ------------     -----------
BALANCE, JULY 31, 1998                    14,146,366    $   141,463    $16,131,512   $(15,747,425)    $   525,550
                                         ===========    ===========    ===========   ============     ===========

   The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                   ADRIEN ARPEL, INC. (FORMERLY, ALFIN, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE FISCAL YEARS ENDED JULY 31

CASH FLOWS FROM OPERATING ACTIVITIES                          1998               1997              1996
------------------------------------                          ----               ----              ----
Net (Loss) Income                                         $(3,748,446)       ($3,008,562)       $ 2,692,692
Adjustments to Reconcile Net (Loss) Income
  to Net Cash (Used in) Provided by
  Operating Activities:
Depreciation and Amortization                                 314,658            461,485            749,887

Non Cash Financing Cost                                     1,302,223                  -                  -

Loss on Write-off of Fixed Assets                             122,134            270,188              3,750

Gain on Sales of Assets                                             -           (986,320)          (394,392)

Write-off of Goodwill                                               -          2,620,081                  -

Changes in Assets and Liabilities:

(Increase) Decrease in Accounts Receivable                     (4,508)           513,349            711,945
Decrease in Inventory                                         483,865          1,043,577             55,441
Increase in Prepaid Expenses and Other                        (24,876)           (41,168)           (56,726)

Decrease in Accounts Payable & Accrued Expenses              (851,940)        (1,304,121)        (1,046,256)

                                                          -----------        -----------        -----------
Total Adjustments                                           1,341,556          2,577,071             23,649

                                                          -----------        -----------        -----------
Net Cash (Used in) Provided by Operating Activities
                                                           (2,406,890)          (431,491)         2,716,341
                                                          -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Capital Expenditures                                         (100,970)          (231,786)          (346,485)

Sale of License Agreement                                           -                  -            500,000

Sale of Building                                                    -          1,415,675                  -
                                                          -----------        -----------        -----------
Net Cash (Used in) Provided by Investing Activities
                                                             (100,970)         1,183,889            153,515
                                                          -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Payment of Lines of Credit                                          -         (1,600,000)          (822,520)

Borrowings from Line of Credit                                      -                  -            328,000
Loans from (Payments to) Related Parties                      650,000             (4,826)           (30,000)
Payment of Debt Obligations                                         -            (33,499)          (300,000)
Payment of Term Promissory Note                                     -           (725,000)          (400,000)
Proceeds from Sale of Stock                                 1,633,425             58,333             50,000

                                                          -----------        -----------        -----------

Cash Provided by (Used in) Financing Activities             2,283,425         (2,304,992)        (1,174,520)
                                                          -----------        -----------        -----------
Net (Decrease) Increase in Cash                              (224,435)        (1,552,594)         1,695,336

Cash & Cash Equivalents at Beginning of Year                  658,378          2,210,972            515,636
                                                          -----------        -----------        -----------

Cash & Cash Equivalents at End of Year                    $   433,943        $   658,378        $ 2,210,972
                                                          ===========        ===========        ===========
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
  Interest                                                $    21,014        $   114,994        $   297,432
  Income Taxes                                                 11,165            158,109            271,695
Supplemental Disclosure of Non Cash Financing
  Activities;                                             $   108,750        $   108,750        $   108,750
Stock Dividends

    The accompanying notes and independent auditor's  report should be read in conjunction with the financial statements.

                   ADRIEN ARPEL, INC. (FORMERLY, ALFIN, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  DESCRIPTION OF BUSINESS:

Until July 1998, the Company was comprised of ALFIN, Inc., a New York corporation and its wholly owned subsidiary ADRIEN ARPEL, INC., a Delaware corporation. During the Company's annual meeting, shareholders' approved an amendment to Alfin, Inc's., Certificate of Incorporation to change the name of Alfin, Inc., to Adrien Arpel, Inc. (the "Company"). In conjunction with the change of the New York Corporation name, the name of the Delaware corporation was changed from Adrien Arpel, Inc. to Arpel Cosmetics, Inc.

The Company, develops, distributes and sells treatment and cosmetic products. Additionally, the Company acts as an operator of service-oriented skin care salons in certain select department stores. From April 1994 through January 1997 the Company also distributed specially packaged cosmetic products through television marketing on the Home Shopping Network ("HSN"). During fiscal 1998 the Company also began marketing and selling products through catalogs and the Internet.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION -

The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiary, ADRIEN ARPEL, INC.(Delaware), and its wholly owned subsidiary, Arpel Cosmetics Inc.

All significant intercompany transactions and accounts have been eliminated in consolidation.

INVENTORIES -

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories at July 31, 1998 and 1997 were comprised of:


                                       1998             1997
                                    ----------       ----------
             FINISHED GOODS         $1,049,002       $  790,079
             RAW MATERIAL AND
               COMPONENTS              694,682        1,437,470
                                    ----------       ----------

                                    $1,743,684       $2,227,549
                                    ==========       ==========

REVENUE RECOGNITION -

The Company recognizes revenue upon shipment of its merchandise to the customer and provides a reserve for sales returns based upon historical experience.

CASH AND CASH EQUIVALENTS -

Cash equivalents consist of money market accounts and liquid investments with maturities of three months or less.

TRADE RECEIVABLES -

Trade receivables are shown net of certain valuation allowances which consist of reserves for bad debts, reserves for returns and provisions for advertising and salary chargebacks. The provisions for advertising and salary chargebacks are based on agreements with department stores with which the Company does business. The Company is liable for certain advertising and salary charges which take place at the store level which will be deducted by the department store at the time payment is made to the Company. The Company believes that this presentation more accurately reflects the actual amount which will be collected as cash receipts. At July 31, 1998 and 1997 the Company's provision for advertising and salary deductions was $728,018 and $844,162 respectively.

PROPERTY AND EQUIPMENT -

Property and equipment are stated cost and depreciated using the straight-line method over their estimated useful lives ranging from 4 to 7 years. Betterments and renewals that extend the life of the related asset are capitalized; other repairs and maintenance costs are expensed as incurred.

Property and equipment were comprised of the following at July 31, 1998 and 1997:

                                              1998               1997
         FURNITURE & FIXTURES             $ 1,243,105        $ 1,450,653
         MACHINERY & EQUIPMENT                340,572            882,375
                                          -----------        -----------
         TOTAL PROPERTY & EQUIPMENT         1,583,677          2,333,028

         ACCUMULATED DEPRECIATION          (1,326,813)        (1,740,341)
                                          -----------        -----------

         NET PROPERTY & EQUIPMENT         $   256,864        $   592,687
                                          ===========        ===========

During June, 1997 the Company sold its Norwood, New Jersey distribution and administration center for approximately $1,416,000 and recorded a gain of approximately $986,000.

OTHER ASSETS -

On April 23, 1998, the Company and Adrienne Newman reached a settlement agreement related to their litigation which was initiated by Ms. Newman on October 28, 1996. Under the settlement agreement, Ms. Newman is paying the Company $1 million dollars in installments. The Company had received $225,000 as of July 31, 1998. Under the settlement agreement, Ms. Newman is required to pay the Company $725,000 during fiscal 1999 with the final installment of $50,000 due on August 1, 1999. Commencing October 1998 installment payments will bear interest at the prime rate. The Company recorded the gross settlement of $1 million during the fiscal year ended July 31, 1998. This settlement is reflected as "Other Income" on the Company's statement of operations. The current portion of $715,000 and the long-term portion of $50,000 which remain due are reflected as part of Prepaid Expenses & Other Current Assets and, Other Assets, respectively on the accompanying balance sheet.

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

During December 1996 the Company made a deposit of $1 million ostensibly towards the purchase of fragrance products from Laboratories Selecta in France ("Selecta"). During May 1997 the Company and Selecta agreed to cancel this purchase. Under the agreement to cancel Selecta has refunded to the Company $1 million dollars plus interest of $76,229. The final installment payment was made during January 1998. Interest on the repayment was charged at 10.5%. The Company's current management does not understand the commercial viability for this transaction or the reason for it being undertaken.

Goodwill was being amortized using the straight-line method over 40 years. The Company's prior management evaluated the recoverability of goodwill based upon an analysis of operating results and consideration of other significant events or changes in the business in accordance with SFAS No. 121. Since operating losses were experienced and projections indicated that they would continue, the Company's prior management determined that impairment existed on the basis of undiscounted expected future cash flows from operations before interest. Since impairment existed, the carrying value amount was reduced by the estimated shortfalls of cash flows. As a result of the Company's prior management's evaluation of its future cash flows from operations before interest a non-cash write off of $2,620,081 was recorded in the fourth quarter of fiscal 1997.

BALANCE SHEET DETAIL:

Prepaid expenses & other current assets at July 31, consist of the following:

                                                                        1998             1997
                                                                     ----------       ----------
         CURRENT PORTION OF LEGAL SETTLEMENT                         $  725,000       $        -
         DUE FROM LABORATORIES SELECTA                                        -          750,000
         PREPAID INSURANCE                                               64,353           76,806
         OTHER                                                           86,895           54,132

                                                                     ----------       ----------
         PREPAID EXPENSES & OTHER CURRENT ASSETS                     $  876,248       $  880,938
                                                                     ==========       ==========

Other assets at July 31, consist of the following:

                                                                        1998             1997
                                                                     ----------       ----------
         SECURITY DEPOSITS                                           $   63,505       $   83,938
         LONG TERM PORTION OF LEGAL SETTLEMENT                           50,000                -
         DEFERRED FINANCE CHARGES                                        70,092                -

                                                                     ----------       ----------
         OTHER ASSETS                                                $  183,597       $   83,938
                                                                     ==========       ==========

Accrued expenses - other at July 31, consist of the following:

                                                                        1998             1997
                                                                     ----------       ----------
         COMMISSIONS DUE ADRIENNE NEWMAN                              $     -         $  328,693
         ACCRUED SALARIES & WAGES                                       160,662          199,114
         ACCRUED GENERAL OBLIGATIONS                                    829,477          767,204
         OTHER                                                           18,960           18,960

                                                                     ----------       ----------
         ACCRUED EXPENSES                                            $1,009,099       $1,313,971
                                                                     ==========       ==========

NON CASH FINANCING CHARGES:

In February 1998, the Company's then board of directors approved an agreement with an investment group headed by Barry W. Blank (the "Blank Group"). Under the agreement, the Blank Group advanced the Company working capital of $500,000 and committed to use its best efforts to raise no less than an additional $2 million in equity. The initial $500,000 investment was in the form of a 12% five year note convertible into the Company's Common Stock, commencing on August 1, 1998 and ending on the day before the note is paid but no later than January 30, 2003, at the rate of $0.25 per share. The board of directors also elected Mr. Blank as Chairman, President and Chief Executive Officer of the Company and accepted the resignation of Ms. Elisabeth Fayer, the Company's former Chairman and Chief Executive Officer, who owns a majority of the Company's common stock through an affiliated company, Fine Fragrances, Inc. ("FFD"). The Blank Group was also issued an option from the Company's majority shareholder to acquire 7,188,235 shares of the

Company's Common Stock which represented approximately 61% of the outstanding shares of the Company's Common Stock on the date of the transaction. The option to acquire there shares is exercisable, in whole or in part, for a period of 12 months commencing in August 1, 1998 at $0.25 per share.

During April 1998 an Interim Loan Group advanced the Company $250,000. The Interim Loan Group includes Mr. Blank, Mr. McConnaughy, Janet M. Portelly, and an unaffiliated party. Ms. Portelly, who is the wife of Mr. Feiner, is also a member of the Blank Group. In connection therewith, the group also received one share of Common Stock for each dollar loaned constituting an aggregate of 250,000 shares. This loan bears interest at 12% and matures on May 31, 1999.

The Company is accounting for the issuance of these convertible debt securities in accordance with "Emerging Issues Task Force Topic No. D-60." This topic addresses the issuance of convertible securities that have a beneficial conversion feature. The beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to paid-in capital. The amount is calculated as the difference between the conversion price and the fair market value of the Company's Common Stock at the date of the loan. Any discount resulting from the allocation of proceeds to the beneficial conversion feature increases the effective interest rate of the security and is reflected as a charge to non cash financing charges. As it relates to the initial $500,000 in financing, received from the Blank Group during February 1998, the Company has allocated $625,000 to the beneficial conversion feature which has been reflected as non cash financing charges, at August 1, 1998, which is when the debt first becomes convertible. As it relates to the $250,000 advance to the Company during April 1998 the Company has recorded $115,642 of non cash finance charges which reflects the value of the common stock on the date of the loan.

The Company recorded $561,581 of non cash financing charges related to the Blank Group's option to purchase 7,188,235 shares of common stock from FFD at $0.25 per share commencing August 1, 1998. This amount was recorded as non cash financing charges for the portion which was allocated to the $500,000 Related Party Note and as an offset to Additional Paid in Capital, for the portion based on equity (due to the Company's private placement) and was calculated as the difference between the exercise price and the fair market value of the Company's Common Stock at the date the Blank Group received the option to purchase the FFD shares.

COST OF ADVERTISING -

The Company expenses all advertising costs in the period in which the cost is incurred. During December 1997, the Company entered into an agreement with Spiegel Inc. ("Spiegel"). Under the terms of the agreement, the Company participates in Spiegel's Specialty Catalog Reverse Syndication Program. This program currently involves seasonal mailings of the Company's catalog featuring a selection of the Company's cosmetic and skin care products. The Company is responsible for all promotional expenses, including but not limited to printing and production costs. Spiegel is responsible for mailing costs and receives a fee equal to 10% of net sales including shipping and handling charges.

INCOME TAXES -

Income taxes consist of taxes on taxable income and deferred taxes for differences in the basis of assets and liabilities for financial statement and income tax reporting. The differences arise primarily because of the reserve method for bad debts, accrued expenses and the use of accelerated depreciation methods.

FOREIGN SALES -

Sales to foreign accounts, expressed as a percentage of net sales, were 17.3%, 7.2% and 6.4% for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

CONCENTRATION OF CREDIT RISK -

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores, in the United States and Canada and HSN which represented 48.4% of net sales during fiscal year 1997. The Company's relationship with HSN ended during January 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS -

During fiscal year 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected for the fiscal year ended July 31, 1998 to remain with the accounting under APB opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. (Note 10).

In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued for periods ending after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. The adoption of SFAS No.128 had no effect on the restatement of the net income or loss per common share for the years ended July 31, 1997 and 1996.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective beginning with fiscal year ending July 31, 1999. SFAS No. 131 will require that segment financial information be publicly reported on the basis that is used internally for evaluating segment performance. The Company believes the adoption of SFAS No. 131 will not have a material effect on the financial statements.

USE ESTIMATES -

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

CONCENTRATION OF REVENUES -

Approximately 94% of the Company's fiscal 1998 sales were made with department stores, of which approximately 79.0% were derived from merchandise, 7.6% from salon services and 13.4% from seasonal promotional items. One department store arrangement accounted for approximately 32.5% of the Company's net sales for the year ended July 31, 1998, and one department store customer accounted for approximately 17.2% of the Company's net sales for the year ended July 31, 1998.


(3) GOING CONCERN:

The Company has incurred significant losses from operations since January 1997 as a result of the unanticipated discontinuance of appearances on the Home Shopping Network resulting from a dispute with Adrienne Newman. The Company does not maintain any debt financing arrangements and has been dependent upon cash provided by an investment group, an interim loan group and a private equity finance offering. The Company has implemented certain initiatives and management's plans include a number of new initiatives to improve upon its fiscal 1998 results. If the Company is not successful, it is anticipated that losses from operations will continue to occur. This uncertainty raises doubt about the Company's ability to continue as a going concern and its ability to generate sufficient cash to support its operations.

The Company has made dramatic expense cuts during the latter part of fiscal 1998 and seeks a further reduction of non-operating costs during fiscal 1999. The Company's fiscal 1998 operating results suffered from a shortage of readily available and regularly produced finished goods inventory. The Company has been successful in improving the level and flow of inventory and has recently introduced its products through approximately 160 Sears locations with the prospect of expanding this relationship to up to an approximately additional 270 locations. The Company's other plans include development of additional avenues of distribution, further enhancement of the Company's Internet capabilities and improvement and expansion of its salon business.

Management believes that its cost reduction programs combined with its new initiatives should enable the Company to improve upon its fiscal 1998 performance and provide satisfactory liquidity during fiscal 1999 although no assurance can be given that management will be successful.


(4) COMMON STOCK DIVIDENDS:

The Company has paid no cash dividends with respect to its common stock since its inception. Dividends of common stock have been issued to holders of the Company's Senior Cumulative Redeemable Preferred Stock (Note 8).


(5) WARRANTS :

The following table lists the warrant transactions that have occurred for the period August 1, 1995 through July 31, 1998:


                                                                            FISCAL YEARS ENDED
                                                                                J U L Y  3 1
                                                                1998                1997               1996
         -----------------------------------------------------------------------------------------------------------
         WARRANTS OUTSTANDING,
           BEGINNING OF PERIOD                                 625,000            750,000             875,000

         GRANTED                                             1,877,500               -                   -
         EXERCISED                                                -                  -                   -

         FORFEITED                                             625,000            125,000             125,000

         WARRANTS OUTSTANDING,
           END OF PERIOD                                     1,877,500            625,000             750,000

         EXERCISE PRICES PER SHARE
           FOR SHARES UNDER WARRANT,
           END OF PERIOD                                       $2.00               $1.25               $1.25

The warrants granted during 1998 were granted as part of the Company's private placement offering (the "Offering") designed to raise equity financing. Under the Offering, participants received 50,000 shares of the Company's common stock and 50,000 Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of the Company's common stock at $2.00 per share and one Class B Warrant. Two Class B Warrants entitle the holder to purchase one share of the Company's common stock at $4.00 per share. The Class A Warrants, which are reflected above, are exercisable at any time upon issuance until May 31, 2001 and the Class B Warrants are exercisable at any time commencing upon issuance until May 31, 2003.

(6) INCOME TAXES:

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences between financial statement and taxable income by applying statutory tax rates applicable to future years. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date of the change. If it is more likely than not that some portion or all of the deferred asset will not be realized, a valuation allowance is recognized. The Company has recorded a valuation allowance equal to the amount of deferred income tax asset for the fiscal years ended July 31, 1998 and 1997 due to, the operating history of the Company and the end of the Company's relationship with HSN during January 1997 as a result of the litigation with Adrienne Newman.

Significant components of the Company's deferred income tax assets and liabilities at July 31, 1998 and July 31, 1997, are as follows:

                                                           JULY 31,           JULY 31,
                                                             1998               1997
                                                          -----------        -----------
                                                         (TAX EFFECTED)
       DEFERRED INCOME TAX ASSETS:
       NET OPERATING LOSS CARRY FORWARDS                  $   645,000        $ 2,140,000

       ALTERNATIVE MINIMUM TAX CREDIT CARRY FORWARD           114,000            114,000
       BAD DEBT RESERVE                                        11,000            106,000
       INVENTORY RESERVE                                       83,000            549,000
       OTHER                                                        -             50,000
                                                          -----------        -----------
                                                              853,000          2,959,000

       VALUATION ALLOWANCE                                   (853,000)        (2,959,000)
                                                          -----------        -----------
       NET DEFERRED TAX ASSET                             $         -        $         -
                                                          -----------        -----------

The reconciliation of income tax attributable to continuing operations compared to the U.S. federal statutory rates tax expense is as follows:

                                                             JULY 31, 1998
                                                             -------------
                   FEDERAL STATUTORY RATE                        (34%)

                   VALUATION ALLOWANCE                            34%

                                                              -----------
                   EFFECTIVE TAX RATE                             -0%-
                                                              -----------

In 1992 the Company had an ownership change and has had several recent sales of securities. Under Section 382 of the Internal Revenue Code (the "Code"), ownership changes may severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards.

At July 31, 1998, the amount of federal operating loss carry forwards was $4,300,000 with expirations at various dates through 2013, however; the use of pre-acquisition operating loss carryforwards is limited by the Code.

The provision for income taxes consists of the following:

               FOR THE FISCAL YEAR ENDED JULY 31
               ---------------------------------
                       1998          1997
                      -------       -------
CURRENT:
  STATE               $ 6,213       $79,414
                      -------       -------

TOTAL CURRENT         $ 6,213       $79,414
                      -------       -------

DEFERRED:

                      -------       -------

TOTAL PROVISION       $ 6,213       $79,414
                      =======       =======

RELATED PARTY LOANS:

During February 1998, the Company received $500,000 in financing, pursuant to an agreement with the Blank Group. This Financing is in the form of a 12% five year note convertible into the Company's Common Stock, commencing on August 1, 1998, and ending on the day before the note is paid but no later than January 30, 2003, at the rate of $0.25 per share.

During April 1998 an Interim Loan Group advanced the Company $250,000. In connection therewith, the group will also received one share of Common Stock for each dollar loaned constituting an aggregate of 250,000 shares. This loan bears interest at 12% and matures on May 31, 1999. The issuance of the 250,000 shares is deemed to be an additional financing cost which is valued at the fair market value of the Company's Common Stock at the date of the loan. The Related Party Loan Payable is stated net of $89,483 of deferred financing charges expense at July 31, 1998. During June, the Company repaid $100,000 toward this loan from the proceeds of its Private Placement Offering.

RELATED PARTY TRANSACTIONS:

Mr. Blank participated in marketing the Company's Private Placement Offering and earned aggregate commissions of $112,310, as an employee of the Placement Agent. The Placement Agent was also to be granted Warrants, exercisable over a five year period, commencing on the last closing date of the Offering. The Warrants to be granted, were to purchase an amount of Units equal to 10% of the number of Units sold in the Offering, at an exercise price equal to 120% of the Unit Offering price ($60,000 per Unit). Mr. Blank, was to receive 25% of such Warrants from the Placement Agent. The Company is currently disputing the issuance of these Warrants to the Placement Agent.

Mr. Feiner, who is a current director of the Company, performs various legal services on behalf of the Company. Mr. Feiner specializes in Securities law and earned $20,420 which represented, an agreed upon amount of 1% of the gross proceeds raised under the Company's equity offering. Mr. Feiner has also earned approximately $50,200 for additional services performed on behalf of the Company for the Fiscal year ended July 31, 1998.


(7) EQUITY

During May 1998, the Company commenced a Private Placement Offering (the "Offering") designed to raise up to $3 million in equity financing. The Offering consisted of the issuance of up to 60 units (the "Units"), each in the amount of $50,000. Each Unit offered consisted of 50,000 shares of the Company's Common Stock, 50,000 Class A Warrants and 50,000 Class B Warrants. Each Class A Warrant entitles the holder to purchase one share of the Company's Stock at $2.00 per share and one Class B Warrant.

Two Class B Warrants entitle the holder to purchase one share of the Company's Common Stock at $4.00 per share. The Class A Warrants are exercisable at anytime up until May 31, 2001 and the Class B Warrants are exercisable at any time upon issuance until May 31, 2003. No valve has been allocated to the Warrants due to immateriality. As of July 31, 1998, the Company has received $1,877,500 in gross proceeds under the Offering. The net proceeds available to the Company was $1,614,650 after paying $262,850 in placement expenses and Offering fees.

Subsequent to the Company's fiscal year ended July 31, 1998, the Company received as additional $164,500 of gross proceeds under the Offering and net proceeds of $141,470. This Offering was terminated on August 31, 1998, at which time 40.84 Units had been sold.


(8) REDEEMABLE PREFERRED STOCK:

On July 6, 1993, the Company issued 30,000 shares of $25.00, 14.5% Preferred Stock, which is required to be redeemed 10 years after issuance. The Company has the option to pay dividends in common stock or cash. The value of the Common Stock payable as dividends is calculated based on the average closing price of the Company's Common Stock during the 40 trading days prior to October 22nd for each year, minus 20% of that average price.

The Company declared a Common Stock dividend of 230,883 shares which was issued in April 1998. The Company's Board of Directors is expected to declare a Common Stock dividend of approximately 163,000 shares during November 1998.


(9) EMPLOYEE BENEFIT PLAN:

During November 1995, the Board of Directors of the Company approved the adoption of a 401(k) Profit Sharing Plan. Under the plan eligible employees can contribute up to a maximum of 15% or $10,000 of their annual gross compensation. The Company has the option to make discretionary matching contributions and has not contributed to the plan for the years ended December 31, 1996 and 1997. For the plan year ending December 31, 1998, no Company matching contribution is presently planned, but such a contribution will be considered by the board of directors.

(10) STOCK OPTION PLANS:

During December 1992, the Board of Directors of the Company adopted the 1993 Stock Option Plan ("the 1993 Plan") pursuant to which up to 300,000 shares of Common Stock are authorized to be subject to options.

The options available under the plan are in the form of incentive options and non-qualified options. Incentive options are available to key employees of the Company and non-qualified options are available to key employees, non-employee directors and consultants of the Company at the fair market value of the Common Stock at the date of the grant. Options are exercisable as determined by the Board of Directors. During the year ended July 31, 1998, the Company has issued certain stock options pursuant to a qualified stock option plan which has not yet been submitted to shareholder's for approval.

The Company has adopted the disclosure only provision of SFAS No. 123 and is continuing to recognize compensation expense using the intrinsic value method under APB No. 25. Had compensation expense for the Company's stock options been determined based on the fair market value at the grant date for awards in fiscal years 1996, 1997 and 1998, consistent with provision of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been as follows:

                                                                  1998                 1997                1996
                                                                  ----                 ----                ----
     NET (LOSS) INCOME AS REPORTED                          $(3,748,446)           ($3,008,562)        $2,692,692
     NET (LOSS) INCOME AS PROFORMA                           (3,886,771)            (3,008,888)         2,692,692
     (LOSS) INCOME PER SHARE AS REPORTED                         ($0.32)                ($0.25)             $0.22
     (LOSS) INCOME PER SHARE PROFORMA                            ($0.32)                ($0.26)             $0.21

Changes in outstanding options and options available for grant pursuant to the 1993 Plan and other option grants, expressed in numbers of shares, are as follows:

                                                                  JULY 31, 1997              JULY 31, 1996
                                                                  -------------              -------------
OPTIONS OUTSTANDING,
  BEGINNING OF PERIOD                                                500,000                     550,000
GRANTED                                                              50,000                         -
EXERCISED                                                           (58,333)                     (50,000)
FORFEITED                                                           (55,000)                        -
OPTIONS AVAILABLE FOR GRANT,
  END OF PERIOD                                                      436,667                     500,000
OPTIONS OUTSTANDING, END OF
  PERIOD                                                             250,000                        -
EXERCISE PRICE PER SHARE FOR
  SHARES UNDER OPTION, END OF
  PERIOD                                                           $0.63-$1.00                 $1.00-$1.75



Presented below is a summary of other option activity for the periods shown:

                                                              WEIGHTED AVERAGE                              WEIGHTED AVERAGE
                                              OPTIONS          EXERCISE PRICE      OPTIONS EXERCISABLE       EXERCISE PRICE
                                              -------          --------------      -------------------       --------------
BALANCE AT JULY 31, 1997                       436,667                                    396,667
                                              --------                                ----------------
GRANTED                                        800,000
EXERCISED
FORFEITED                                     (366,667)
                                              --------           ------------          ---------------         ----------------
BALANCE AT JULY 31, 1998                       870,000              $0.75                 340,000                   $.75

The following table summarizes information for options currently outstanding and exercisable at July 31, 1998:

                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE

                                              WEIGHTED AVERAGE       WEIGHTED AVERAGE                        WEIGHTED AVERAGE
   EXERCISE PRICE RANGE          NUMBER        REMAINING LIFE        EXERCISE PRICE           NUMBER          EXERCISE PRICE
   --------------------          ------       ----------------       ----------------         ------         ----------------

           $0.68                 700,000           9.5 years             $0.68                  250,000             $0.68
            0.875                100,000            10 years              0.875                  50,000              0.875
            1.00                  70,000             3 years              1.00                   40,000              1.00
      ----------------        ------------       --------------       -------------         --------------      --------------
         $0.68-$1.00             870,000             9 years             $0.73                 340,000              $0.75
      ================        ============       ==============       =============         ==============      ==============

This proforma impact only takes into account options granted since January 1, 1995. The SFAS No. 123 fair value of each option granted in 1996 and 1997 was estimated on the date of the grant using a number of factors that resulted in a net value of approximately 50% of the stock price on the grant date.

The fair value of options granted during the year ended July 31, 1998 (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

EXPECTED LIFE OF OPTIONS                                        7 years
RISK-FREE INTEREST RATE                                       5.6% - 5.7%
EXPECTED VOLATILITY OF ADRIEN ARPEL, INC.                          86%
EXPECTED DIVIDEND YIELD ON ADRIEN ARPEL,INC.                       -

(11) COMMITMENTS AND CONTINGENCIES:

The Company has entered into employment and consulting agreements with various individuals. The aggregate yearly amounts under the agreements are $240,000 plus commissions and bonuses. The agreements are for a one year term and renew automatically for successive one year periods unless terminated by either party. Additionally, 300,000 options to purchase shares of common stock were issued in connection with these agreements.

LEASES:

The Company leases office space and other equipment under various non-cancelable operating lease agreements. Rental expense for the fiscal years ended 1998, 1997 and 1996 was $493,930, $1,129,765 and $1,436,121 respectively.

Minimum annual rental commitments under non-cancelable leases in effect at July 31, 1998, excluding escalation's are as follows:

FISCAL YEAR ENDING JULY 31:
   1999 ...................       $  556,187
   2000 ...................          543,963
   2001 ...................          472,350
   2002 ...................           98,891
                                  ----------
   TOTAL ..................        1,671,391
                                  ----------

The Company is required to pay certain rental expenses based on a percentage of sales under an agreement with certain department stores.

LITIGATION:

On April 23, 1998, the Company and Adrienne Newman reached a settlement agreement related to their litigation which was initiated by Ms. Newman during October 1996.

On October 28, 1996 the Company received notice from Ms. Newman purporting to terminate her April 4, 1990 Employment Agreement with the Company due to an alleged breach of the Employment agreement by the Company. Ms. Newman served as the President of ADRIEN ARPEL, the Company's, then wholly owned subsidiary, and had been the selling host, under the name of ADRIEN ARPEL, in its sales program on the HSN. The Employment Agreement provided for salary, fringe benefits and commission payments based upon 33% of the revenues, net of direct expenses attributable to television shopping sales. Ms. Newman also had vested rights in 625,000 warrants, 500,000 of which were scheduled to expire in November 1998 and the remaining 125,000 of which were scheduled to expire on July 31, 2001.

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

On March 19, 1997, the Company served an Answer and Counterclaim in response to the action commenced by Ms. Newman. The Company's Counterclaim asserted various claims against Ms. Newman, seeking damages and injunctive relief. Among other things, it was the position of the Company that Ms. Newman was in material breach of her Employment

Agreement when she terminated the Employment Agreement on October 28, 1996. As a consequence, it was the Company's belief that Ms. Newman's refusal to provide services to the Company throughout the term of her Employment Agreement which was due to expire in April 1998, particularly her willful refusal and failure to appear as the Company selling host on HSN, would damage the Company in the sum of at least eleven million dollars ($11,000,000). The Company also asserted claims against Ms. Newman for breaches of her covenant not to compete and her covenant not to disclose trade secrets and proprietary data.

During May 1997, Ms. Newman started appearing on HSN as a representative of her own company selling cosmetic products under the name "Signature Club A." She has subsequently appeared on HSN on a regular basis. During these appearances Ms. Newman was not acting on behalf of the Company or its trademark protected ADRIEN ARPEL product line.

Under the settlement agreement reached on April 23, 1998, Ms. Newman is paying the Company $1 million. Additionally, the Company reversed a liability which it was carrying on its balance sheet related to commissions which were previously recorded as due Ms. Newman in the amount of $250,000. The agreement specified that $150,000 would be paid upon execution of the settlement agreement and $25,000 per month until the Company raised $2 million under its equity finance offering. Upon receiving $2 million in equity financing, Ms. Newman agreed to pay an additional installment of $150,000 and $50,000 per month until the balance is paid in full. Upon raising $2 million in equity financing, monthly payments will also bear interest at the prime rate. On August 6, 1998, the Company's equity offering surpassed the $2 million amount resulting in the additional payment of $150,000 from Ms. Newman and increased installment payments of $50,000 plus interest at the prime rate beginning in October 1998.

The Company, in the normal course of business is a defendant in numerous actions/lawsuits. The Company does not believe that the outcome of these actions/lawsuits will have a material impact on the Company's financial position or results from operations.


(12) SUPPLEMENTAL INCOME STATEMENT INFORMATION:

                            FOR THE FISCAL YEARS ENDED
                                    JULY 31,
                             1998              1997             1996
                          --------       ----------       ----------
Advertising Costs         $770,235       $1,469,569       $1,557,905

(13)QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                 FIRST               SECOND               THIRD              FOURTH
FISCAL 1998                                     QUARTER              QUARTER             QUARTER             QUARTER
-----------                                   ------------        ------------        ------------        ------------
Net Sales                                     $  2,396,339        $  1,379,724        $  1,471,572        $    661,119
Gross Profit                                     1,624,948             997,017           1,189,417             364,567
Net (loss) Income                                 (757,892)         (1,407,020)            761,031          (2,344,565)

Basic and Diluted (loss) Income, Per
Common Share:                                 $      (0.06)       $      (0.12)       $       0.06        $      (0.20)


                                                  FIRST              SECOND              THIRD               FOURTH
FISCAL 1997                                     QUARTER             QUARTER            QUARTER              QUARTER
-----------                                   ------------        ------------        ------------        ------------
Net Sales                                     $  9,634,712        $ 10,188,567        $  3,130,544        $  1,746,861
Gross Profit                                     6,539,418           6,331,733           2,339,636           1,306,221
Net Income (loss)                                  590,458             701,405          (1,126,135)         (3,174,294)
Net Income (loss),
  Per Common and Common
  Equivalent Share:                           $       0.05        $       0.06        $      (0.09)       $      (0.27)

                                                  FIRST              SECOND              THIRD              FOURTH
FISCAL 1996                                      QUARTER             QUARTER            QUARTER             QUARTER
-----------                                   ------------        ------------        ------------        ------------
Net Sales                                     $  7,673,898        $  9,110,445        $  8,582,452        $  9,366,580
Gross Profit                                     5,502,846           5,975,188           5,712,894           6,162,358
Net Income (loss)                                  435,104             741,451             785,836             730,301
Net Income (loss),
  Per Common and Common
  Equivalent Share:                           $       0.04        $       0.06        $       0.07        $       0.05

ADRIEN ARPEL, INC., (FORMERLY, ALFIN, INC.)




                                  SCHEDULE VIII


                        VALUATION AND QUALIFYING ACCOUNT
                    FOR THE THREE FISCAL YEARS ENDED JULY 31
--------------------------------------------------------------------------------

                                                                  A D D I T I O N S
                                                                  -----------------

                                            BALANCE AT          CHARGED TO        CHARGED                               BALANCE AT
                                            BEGINNING OF        COSTS AND         TO OTHER         DEDUCTIONS           END OF
               DESCRIPTION                  PERIOD              EXPENSES          ACCOUNTS          (1)                 PERIOD
               -----------                  ------              --------          --------         ----                 ------
  1998         Allowance for doubtful
               Accounts Receivable
               Chargebacks and Sales
               Returns                      $971,729            $1,438,611        $ -              $1,458,267             $952,073

  1997         Allowance for doubtful
               Accounts Receivable
               Chargebacks and Sales
               Returns                      $1,255,033          $2,732,434        $ -              $3,015,738             $971,729

  1996         Allowance for doubtful
               Accounts Receivable
               Chargebacks and Sales
               Returns                      $1,040,857          $4,339,814        $ -              $4,125,638           $1,255,033

  (1) Charges to the accounts are for the purposes for which the reserves were created.

                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549
                                 EXHIBITS ON FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                   OF THE SECURITIES
                                  EXHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED JULY 31, 1998

                      ADRIEN ARPEL, INC., (FORMERLY, ALFIN, INC.)

                                     EXHIBIT INDEX




EXHIBIT
NO.                                             EXHIBIT TITLE                                                       PAGE
10.8          Agreement dated December 1, 1997 between the Company and Spiegel Inc.  Related to Participation in
              Spiegel's Reverse Syndication Program. (Filed herewith)                                               1-9

10.9          Agreement dated February 19, 1998 between the Company and Newmark & Company Real Estate Inc.
              related to Newmark's appointment as the Company's agent for the possible sublet of the Company's
              New York offices. (Filed herewith)                                                                    10-14

10.10         Consulting Agreement dated March 1, 1998 between the Company and Ben White. Related to direct
              and electronic marketing of the Company's products. (Filed herewith)                                  15-22

10.11         Employment Agreement dated March 27, 1998 between the Company and Mary Panvini. (Filed herewith)      23-24

10.12         Employment Agreement dated March 27, 1998 between the Company and Michael D. Ficke. (Filed herewith)  25-26

10.13         Settlement agreement dated April 23, 1998 between the Company, Adrienne Newman, AAN Services Inc.,
              and Signature Club A related to the settlement of a litigation. (Filed herewith)                      27-42

10.14         Agreement dated July 1, 1998 between the Company and RPR Marketing. (Filed herewith)                  42-45

10.15         Agreement dated February 3, 1998 to provide financing to the Company and to purchase shares of the Company's Common Stock owned by Fine Fragrances distribution (Incorporated by reference)

10.16         Promissory Note dated February 4, 1998 between the Company and Barry W. Blank related to $225,000,
              12% convertible subordinated financing. (Incorporated by reference)

10.17         Promissory Note dated February 4, 1998 between the Company and Carol J. Lubin related to $225,000,
              12% convertible subordinated financing. (Incorporated by reference)

10.18         Promissory Note dated February 4, 1998 between the Company and Janet M. Portelly related to $50,000,
              12% convertible subordinated financing. (Incorporated by reference)

10.19         Irrevocable proxy dated February 6, 1998 between Barry W. Blank and Fine Fragrance Distribution.
              (Incorporated by reference)

10.20 Agreement dated February 6, 1998 related Barry W. Blank's option to purchase shares of Fine fragrances Distribution Inc. (Incorporated by reference)

10.21 Agreement dated February 6, 1998 related Carol J. Lubin's option to purchase shares of Fine Fragrances Distribution Inc. (Incorporated by reference)

10.22 Agreement dated February 6, 1998 related Janet M. Portelly's option to purchase shares of Fine fragrances Distribution Inc. (Incorporated by reference)

10.23 Promissory Note dated April 2, 1998 related to $100,000 of financing provided to the Company by Barry W. Blank. (Incorporated by reference)

10.24 Promissory Note dated April 2, 1998 related to $100,000 of financing provided to the Company by John E. McConnaughy Jr. (Incorporated by reference)

10.25 Promissory Note dated April 2, 1998 related to $25,000 of financing provided to the Company by Michael Hosey. (Incorporated by reference)

10.26 Promissory Note dated April 2, 1998 related to $25,000 of financing provided to the Company by Janet M. Portelly. (Incorporated by reference)

10.27 Disclosure statement dated February 18, 1998 pursuant to Section 14(F) of the securities Exchange Act of 1934 and Rule 14F-1 thereunder. (Incorporated by reference)

10.28 Form of Subscription agreement in connection with the Company's Private Placement Offering of up to 60 unites at $50,000 per unit, related investment letter and risk factors. (Incorporated by reference)

10.29 The company's Form of Class A Warrant to purchase Common Stock and Class B Warrants. (Incorporated by reference)

10.30 The company's Form of Class B Warrant to purchase Common Stock (Incorporated by reference)