Form 10QSB
period 1998-10-31
ADRIEN ARPEL INC
filed 1998-12-15
CIK 724989

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____     SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 1998

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) ____ OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                          Commission File Number 1-9135

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)

             (Exact name of registrant as specified in its charter)

          New York                                     13-3032734
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)

 P.O. Box 110, Norwood, New Jersey.                            07648

(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (201) 767-6880

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,311,122 shares of common stock, $.01 par value per share, at December 11, 1998.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)

                                   FORM 10-QSB


                                      INDEX


                                                                                               Page
                                                                                               ----
PART I -        FINANCIAL INFORMATION

   Item 1.      Financial Statements:


                Consolidated Balance Sheets October 31, 1998 (unaudited) and July
                31, 1998                                                                          2-3


                Consolidated Statements of Operations for
                the three month periods ended October 31,
                1998 and 1997 (unaudited)                                                          4

                Consolidated Statements of Cash Flows for
                the three month periods ended October 31,
                1998 and 1997 (unaudited)                                                          5

                Notes to Consolidated Financial Statements (unaudited)
                                                                                                 6-11

   Item 2.      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                                                                                 12-14

PART II -       EXHIBITS AND REPORTS ON FORM 8-K

   Item 6.      Exhibits and Reports on Form 8-K

                            None

   Signatures                                                                                     15

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                           CONSOLIDATED BALANCE SHEETS





ASSETS                                                   October 31,           July 31,
                                                            1998                1998
                                                         (unaudited)          (audited)
                                                         -----------          ---------
CURRENT  ASSETS:

Cash & cash equivalents                                  $  217,547          $  433,943

Accounts receivable, net of allowances for
doubtful accounts and chargebacks of
$927,185 and $868,116, respectively and sales
allowances of $82,764 and $83,957, respectively             608,733             171,529

Inventories                                               1,471,501           1,743,684
Prepaid expenses and other current assets                   540,587             876,248
                                                         ----------          ----------

Total current assets                                      2,838,368           3,225,404

PROPERTY AND EQUIPMENT, NET                                 202,595             256,864


OTHER ASSETS                                                 85,305             183,597
                                                         ----------          ----------

Total assets                                             $3,126,268          $3,665,865
                                                         ==========          ==========

                 See notes to consolidated financial statements.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND SHAREHOLDERS' EQUITY                October 31,               July 31,
                                                       1998                     1998
                                                    (unaudited)              (audited)
                                                    -----------              ---------
CURRENT LIABILITIES

Due to related parties                              $     92,577           $     62,517
Accounts payable                                         756,335                818,699
Accrued expenses-other                                   906,387              1,009,099
                                                    ------------           ------------

Total current liabilities                              1,755,299              1,890,315



CONVERTIBLE NOTE - RELATED PARTIES                       500,000                500,000
                                                    ------------           ------------
Total liabilities                                      2,255,299              2,390,315
                                                    ------------           ------------

REDEEMABLE PREFERRED STOCK                               750,000                750,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value,
  50,000,000 shares authorized;
  14,311,122 and 14,146,366 shares
  issued and outstanding at October
    31,1998 and July 31, 1998
  Respectively                                           143,111                141,463

Additional paid-in capital                            16,202,884             16,131,512

Accumulated deficit                                  (16,225,026)           (15,747,425)
                                                    ------------           ------------

Total shareholders' equity                               120,969                525,550
                                                    ------------           ------------
Total liabilities and shareholders' equity
                                                    $  3,126,268           $  3,665,865
                                                    ============           ============

                 See notes to consolidated financial statements.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     October 31,
                                                             1998                    1997
                                                             ----                    ----
Net Sales                                                $  2,482,630           $  2,396,339

Cost of goods sold                                            712,986                771,391
                                                         ------------           ------------
Gross profit on sales                                       1,769,644              1,624,948

Selling, general and
administrative expenses                                     2,197,677              2,420,853
                                                         ------------           ------------

Operating Loss                                               (428,033)              (795,905)

Other (expense) income
  Interest (expense) income, net                              (19,508)                38,013
  Non cash financing charge                                   (30,060)                    --
                                                         ------------           ------------
Total other (expense) income                                  (49,568)                38,013
                                                         ------------           ------------
NET LOSS                                                 $   (477,601)          $   (757,892)
                                                         ============           ============

Weighted average number
of common shares                                           14,292,149             11,787,982
                                                         ------------           ------------

Basic loss per common share available to common
shareholders                                             $      (0.03)          $      (0.06)
                                                         ============           ============

                 See notes to consolidated financial statements.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                          October 31,
                                                                   1998                1997
                                                                   ----                ----
Cash Flows from Operating Activities:
Net Loss                                                         $(477,601)          $(757,892)
                                                                 ---------           ---------
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:

Depreciation & Amortization                                         61,145              96,770
Non cash financing cost                                             30,060                  --

Increase in Accounts Receivable                                   (437,204)           (637,264)
Decrease (Increase) in Inventory                                   272,183             (20,916)
Decrease in Prepaid Expenses & Other Assets                        363,861             548,239
(Decrease) Increase Accounts Payable & Accrued Expenses
                                                                  (165,076)            227,454
                                                                 ---------           ---------
Total Adjustments                                                  124,969             214,283
Net Cash Used in
  Operating Activities                                            (352,632)           (543,609)
                                                                 ---------           ---------

Cash Flows from Investing Activities
Capital Expenditures                                                (6,879)            (70,843)
                                                                 ---------           ---------
Net Cash Used in Investing Activities                               (6,879)            (70,843)

Cash Flows from Financing Activities
Proceeds from Debt Obligations                                          --             100,000
Proceeds from Sales of Stock                                       143,115                  --
                                                                 ---------           ---------
Net Cash Provided by Financing Activities                          143,115             100,000

Net Decrease in Cash and cash equivalents                         (216,396)           (514,452)
                                                                 ---------           ---------
Cash and cash equivalents at Beginning of Period                   433,943             658,378
                                                                 ---------           ---------
Cash and cash equivalents at End of Period                       $ 217,547           $ 143,926
                                                                 =========           =========

Cash Paid during the quarter ended
Interest                                                         $      --           $      --
Income Taxes                                                     $   3,938               7,327

                 See notes to consolidated financial statements.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


(1)      Summary of significant accounting policies:

In the opinion of management, the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at October 31, 1998 (unaudited) and July 31, 1998, the results of its operations for the three months ended October 31, 1998 and 1997 (unaudited) and the cash flows for the three months ended October 31, 1998 and 1997 (unaudited). All adjustments are of a normal recurring nature. The consolidated balance sheet at July 31, 1998 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K.

All significant intercompany transactions and accounts have been eliminated in consolidation. Interim period results are not necessarily indicative of the results of operations for a full year.

These quarterly financial statements should be read in conjunction with the Company's audited financial statements contained in the Annual Report on Form 10-K for the fiscal year ended July 31, 1998, filed with the Securities and Exchange Commission.

Going Concern
During fiscal year 1998 and during the three months ended October 31, 1998, losses from operations and cash used in operations were incurred by the Company. The Company has suffered losses since the discontinuance of its appearances on the Home Shopping Network ("HSN"). The Company's relationship with HSN ended during January 1997, due to a contract dispute with Ms. Adrienne Newman. A detailed description of the Company's relationship with Ms. Newman and its previous relationship with HSN are described in detail in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended July 31, 1998.

In February 1998, the Company's then board of directors approved an agreement with an investment group headed by Barry W. Blank (the "Blank Group"). Under the agreement, the Blank Group advanced the Company working capital of $500,000 and committed to use its best efforts to raise no less than an additional $2 million in equity for the Company. The initial $500,000 investment was in the form of a 12% five year note convertible into the Company's common stock, commencing on August 1, 1998 and ending on the day before the note is paid but no later than January 30, 2003, at the rate of $0.25 per share. The board of directors also elected Mr. Blank as Chairman, President and Chief Executive Officer of the Company and accepted the resignation of Elisabeth Fayer, the Company's former Chairman and Chief Executive Officer, who owns a majority of the Company's common stock through an affiliated company, Fine Fragrances Distribution, Inc., ("FFD"). Mr. Blank is an investment banker who until October 1998 was employed as the manager of

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


the Phoenix office of J. Robbins Securities LLC. Mr. Blank is currently employed as the manager of the Phoenix office of Dirks & Company, Inc. Mr. Blank personally owns seats on the New York and American Stock Exchanges.

Under the agreement with the Blank Group, FFD issued an option to the Group to acquire all of its shares of the Company's common stock and has granted Mr. Blank a proxy to vote these shares. FFD owns 7,188,235 shares of the Company's common stock which represented approximately 61% of the outstanding shares of the Company's common stock on the date of the transaction. The option to acquire FFD's shares is exercisable in all or in part, from time to time, for a period of 12 months commencing on August 1, 1998 at $0.25 per share.

During February 1998, Jacques Desjardins, Steven Korda and Suzanne Langlois all of whom had been members of the board of directors since November 1992, resigned. On March 13, 1998, Barry Blank acting as sole director of the Company appointed Barry Feiner, Joseph Giamanco and John McConnaughy, Jr., as directors of the Company. On May 5, 1998, Charles R. Hoover, was also appointed as a director.

On August 18, 1998, the board of directors elected Mr. Hoover to the position of President and Chief Operating Officer of the Company. Mr. Blank remains as the Company's Chairman and Chief Executive Officer.

On March 27, 1998, the Company's board of directors approved an additional $250,000 loan to the Company by a group, (the "Interim Loan Group") which includes Mr. Blank, Mr. McConnaughy, Janet M. Portelly, and an unaffiliated party. Ms. Portelly, who is the wife of Mr. Feiner, is also a member of the Blank Group. This advance was needed to help settle certain trade payables, which were due to key inventory suppliers. This loan was received by the Company on April 20, 1998, bears interest at 12% and matures on May 31, 1999. The members of the Interim Loan group also received one share of the Company's common stock for each dollar loaned. On June 23, 1998, the Company repaid $100,000, plus interest, to Mr. McConnaughy from the proceeds of the Company's Private Equity financing described in the next paragraph.

During May 1998, the Company commenced a private placement offering (the "Offering") through J. Robbins Securities, LLC., (the "Placement Agent") as Placement Agent, designed to raise up to $3 million in equity financing. The Offering consisted of the issuance of up to 60 units (the "Units"), each in the amount of $50,000. Each Unit consisted of 50,000 shares of the Company's Common Stock and 50,000, Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of the Company's common stock at $2.00 per share and one Class B Warrant. Two Class B Warrants entitle the holder to purchase one share of the Company's Common Stock at $4.00 per share. The Class A Warrants are exercisable at any time commencing upon issuance until May 31, 2001, and the Class B Warrants are exercisable at any time commencing upon issuance until May 31, 2003. This Offering was terminated on August 31, 1998

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


at which time 40.84 Units had been sold and gross proceeds of $2,042,000 had been raised. The net amount available to the Company was $1,756,120 after payment of $285,880 in placement fees and other Offering expenses.

Mr. Blank, as an employee of the Placement Agent, participated in marketing this Offering and earned aggregate commissions of $112,310 from the Placement agent. The Placement Agent was also to be granted Warrants, exercisable over a five year period, commencing on the last closing date of the Offering. The Warrants to be granted, were to purchase an amount of Units equal to 10% of the number of Units sold in the Offering, at an exercise price equal to 120% of the Unit Offering price. ($60,000 per Unit). Mr. Blank, as an employee of the Placement Agent, was to receive 25% of such Warrants. The Company is currently disputing the issuance of these Warrants to the Placement Agent.

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

The Company has made dramatic expense cuts during the latter part of fiscal 1998 and seeks a further reduction of non-operating costs during fiscal 1999. The Company's fiscal 1998 operating results suffered from a shortage of readily available and regularly produced finished goods inventory. The Company has been successful in improving the level and flow of inventory and has recently introduced its products through 157 Sears locations with the prospect of expanding this relationship to up to an approximately additional 270 locations. The Company's other plans include development of additional avenues of distribution, further enhancement of the Company's Internet capabilities and improvement and expansion of its salon business.

Management believes that its cost reduction programs combined with its new initiatives should enable the Company to improve upon its fiscal 1998 performance and provide satisfactory liquidity during fiscal 1999 although no assurance can be given that management will be successful.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers are department stores in the United States and Canada.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Expenses
The Company advertises through cooperative advertising programs, catalogs and the Internet. Department store advertising costs as a percentage of consolidated department store sales was 11.7% and 12.6% for the three months ended October 31, 1997 and 1998 respectively. The Company expenses all advertising costs in the period in which the cost is incurred.

Concentration of Revenues
The Company recognizes revenue at the time orders are shipped to customers. For the three months ended October 31, 1998 approximately 90.5% of the Company's sales were made to or through department stores of which approximately 94.8% were derived from merchandise, 4.2% from salon services and 1.0% from seasonal, promotional items. One department store customer accounted for approximately 55.4% of the Company's net sales for the three months ended October 31, 1998, and one department store arrangement accounted for approximately 13.8% of the Company's net sales for the three months ended October 31, 1998.

As is common in the cosmetic industry, the Company provides its customers with the limited right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was 2.9% for the fiscal year ended July 31, 1998, and three months ended October 31, 1998.

(2)Inventory:

Inventory at October 31, and July 31, 1998 was comprised of finished goods amounting to $361,989 and $1,049,002 respectively and components of $1,109,512 and $694,682, respectively.

(3)Other Assets:

On April 23, 1998, the Company and Ms. Adrienne Newman reached a settlement agreement related to their litigation which was initiated by Ms. Newman on October 28, 1996. Under the settlement agreement, Ms. Newman is paying the Company $1 million dollars in installments. The Company has received $500,000 as of October 31, 1998. On November 1, 1998, Ms. Newman commenced paying installments of $50,000 per month plus interest at the prime rate.

(4)Debt:

Related Party Loans:

During February 1998, the Company received $500,000 in financing, pursuant to

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


an agreement with the Blank Group. This financing is in the form of a 12% five year note convertible into the Company's Common Stock, commencing on August 1, 1998, and ending on the day before the note is paid but no later than January 30, 2003, at the rate of $0.25 per share.

During April 1998 an Interim Loan Group advanced the Company $250,000. In connection therewith, the group also received one share of Common Stock for each dollar loaned constituting an aggregate of 250,000 shares. This loan bears interest at 12% and matures on May 31, 1999. The issuance of the 250,000 shares is deemed to be an additional financing cost which is valued at the fair market value of the Company's Common Stock at the date of the loan. The Related Party Loan Payable is stated net of $57,423 of deferred financing charges expense at October 31, 1998. During June, the Company repaid $100,000 toward this loan from the proceeds of its Private Placement Offering.

Non Cash Financing Charges:

The Company has recorded $30,060 of non cash financing charges for the three months ended October 31, 1998, related to the Interim Loan groups advance to the Company. The issuance of the 250,000 shares of common stock is deemed to be an additional cost of financing which is valued at the fair market value of the Company's common stock at the date of the loan. This amount will be amortized at the rate of approximately $10,000 per month over the life of the loan which matures on May 31, 1999.

(5)Computation of basic loss per common share:

During fiscal year 1997, the Company adopted SFAS No. 128 "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"). The statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Diluted EPS is not presented since the effect would be anti-dilutive.

(6)Income Taxes:

As of July 31, 1998, the Company had approximately $4.3 million of Federal operating loss carry forwards with expirations at various dates through 2013, however, the use of pre-acquisition operating loss carry forwards is limited by the Internal Revenue Code. The transaction with the Blank Group may further limit the Company's operating loss carry forwards. As such, the Company has not reflected a tax provision in its consolidated statement of operations for the quarter ended October 31, 1998.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


(7) Other:

The Company does not currently satisfy the guidelines for the continued listing of its securities on the American Stock Exchange ("ASE"). There can be no assurance that the ASE will retain the Company's listing.

During November 1998, the Company amended the certificate of incorporation of its wholly owned subsidiary, ARPEL COSMETICS, INC., (a Delaware Corporation) to change its name to ADRIEN ARPEL SPA & SALON, INC. The Company plans to utilize this subsidiary to concentrate on its Spa and Salon skin care service offerings.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                October 31, 1998



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

Results of Operations:

Three Months Ended October 31, 1998 compared to the Three Months Ended October 31, 1997.

The Company recorded a net loss of $477,601 for the three months ended October 31, 1998 as compared to a net loss of $757,892 for the three months ended October 31, 1997. The net loss per common and common equivalent share for the three months ended October 31, 1998 was $0.03 as compared to $0.06 for the three months ended October 31, 1997.

Net sales for the three months ended October 31, 1998 increased to $2,482,630 from $2,396,339 recorded in the prior fiscal year, an increase of $86,291 or 3.6%. The sales increase is primarily related to the initial shipment of approximately $843,000 to 157 Sears stores during August 1998. The Company and Sears currently plan to expand this distribution to approximately 270 additional locations commencing during the summer of 1999. Also contributing to the increase in net sales for the quarter ended October 31, 1998, was $235,272 of sales attributable to the Company's catalog mailings and Internet site. Comparable sales through the Company's catalog mailings were $65,963 for the three months ended October 31, 1997. The Company commenced selling products through its Internet site (www.adrienarpel.com) during June 1998. These sales increases were partially offset by a decrease in sales through the Company's leased main floor locations. This decrease is primarily attributable to the planned temporary closure of the Company's New York City flagship Spa and Salon location within Bloomingdale's. The Company and Bloomingdale's redesigned and refurbished the Company's New York City location

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                October 31, 1998


during the first quarter ended October 31, 1998. This location was reopened during November 1998. The Company anticipates that the refurbishing and modernization of this location will lead to increased sales revenues.

Cost of goods sold as a percentage of net sales was 28.7% for the three months ended October 31, 1998 as compared to 32.2% for the three months ended October 31, 1997. The decrease is primarily attributable to changes which the Company implemented related to its salon operations. During the quarter ended October 31, 1997, the majority of the Company's department store locations offered full salon services in addition to product sales. The Company ceased full salon services in many of its department store locations during fiscal 1998. Full salon services remain available through 64 of the Company's department store locations which includes 44 Bay department stores in Canada and 18 leased locations throughout the United States. The leased locations in the United States include 16 of the Company's Bloomingdale department store installations and 2 of the Company's Kaufmann department store locations.

Selling, general and administrative expenses decreased to $2,197,677 for the three months ended October 31, 1998, from $2,420,853 for the three months ended October 31, 1997, a decrease of $223,176 or 9.2%. The decrease is primarily related to a reduction in administrative costs. The Company had undertaken a program to reduce administrative costs since changing management during the last two quarters of fiscal 1998.

The Company recorded interest expense of $19,508 during the three months ended October 31, 1998 as compared to interest income of $38,013 for the three months ended October 31, 1997. The interest expense is related to the Company's related party loans with the Blank group and an Interim Loan Group. The Company recorded $30,060 of non cash financing charges for the three months ended October 31, 1998 related to the beneficial conversion feature of its financing arrangement with the Interim Loan group.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $1,083,069 at October 31, 1998, a decrease of $199,454 from working capital of $1,335,089 at July 31, 1998.

Beginning in the third quarter of fiscal 1997 the Company began suffering significant losses from operations as a result of the discontinuance of appearances on the Home Shopping Network ("HSN"). The Company appeared on HSN from April 1995 through January 1997 and ended its relationship with HSN due to a contract dispute with Ms. Adrienne Newman. Ms. Newman had been the Company's spokesperson on HSN under the name Adrien Arpel. During the period that the Company appeared on HSN the Company recorded profits and generated positive cash flows from operations.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                October 31, 1998


During February 1998, the Company received $500,000 of working capital under an agreement with an investment group. The $500,000 investment was in the form of a 12% five year note convertible into the Company's Common Stock, commencing August 1, 1998, and ending on the day before the note is paid but no later than January 30, 2003, at a rate of $0.25 per share.

During April 1998, the Company' received an additional $250,000 advance from an interim loan group. The advance was needed by the Company in order to provide assistance with respect to settling certain trade payables, which were due to key inventory suppliers. This advance bears interest at 12% and matures on May 31, 1999. In connection therewith, the members of this group also received one share of the Company's Common Stock for each dollar loaned. In June 1998, the Company repaid $100,000, plus interest to one of the members of this group.

During May 1998, the Company commenced a private placement offering (the "Offering") designed to raise up to $3 million in equity financing. The Offering consisted of the issuance of up to 60 units (the "Units"), each in the amount of $50,000. Each Unit offered consisted of 50,000 shares of the Company's Common Stock and 50,000 Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock at $2.00 per share and one Class B Warrant. Two Class B Warrants entitle the holder to purchase one share of Common Stock at $4.00 per share. The Class A Warrants are exercisable at any time commencing upon issuance until May 31, 2001 and the Class B Warrants are exercisable at any time commencing upon issuance until May 31, 2003. This Offering was terminated on August 31, 1998 at which time 40.84 Units had been sold and gross proceeds of $2,042,000 had been raised. The net proceeds received by the Company amounted to $1,756,120 after paying $285,880 of placement fees and other Offering expenses.

The company has been dependent upon the receipt of the above mentioned proceeds in order to reduce past due accounts payable and invest in the production of finished goods inventory. The Company's results have suffered from the shortage of readily available and regularly produced finished goods inventory. The Company has been successful in improving the level and flow of inventory and the Company's inventory levels continue to improve but they are not yet at levels satisfactory to meet anticipated customer demand

Management believes that the continual improvement in the level and flow of inventory will lead to increased sales revenues and increased cash flows from operations. Once the Company is in a position to fill orders from its current customer base, the Company plans to pursue new customers to further increase revenues and cash flows from operations. Management is in the process of seeking sources of working capital beyond those which can be generated from current operations. There can be no assurance that management will be successful in obtaining additional short term working capital or that improved inventory levels will lead to increased sales revenues.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       ALFIN, INC.
                                       -------------------------

                                       (Registrant)




                                       /s/ Charles R. Hoover
                                       ----------------------------------------
                                           Charles R. Hoover
                                           President & Chief Operating Officer





Dated: December 14, 1998               /s/ Michael D. Ficke
                                       --------------------------------------
                                           Michael D. Ficke
                                           Chief Financial Officer