Form 10QSB
period 1999-01-31
ADRIEN ARPEL INC
filed 1999-03-15
CIK 724989

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
----
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 1999

OR
----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
----     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                              -----------------  -----------------------
                          Commission File Number 1-9135

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                      13-3032734
 -------------------------------                  ----------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification Number)

5353 North 16th Street, Suite 190, Phoenix, AZ            85016
----------------------------------------------         ----------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (800) 944-2534

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,525,025 shares of common stock, $.01 par value per share, at March 12, 1999.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                                   FORM 10-QSB
                                   -----------
                                      INDEX
                                      -----

                                                                          Page
                                                                          ----
PART I -   FINANCIAL INFORMATION
------     ---------------------
  Item 1.  Financial Statements:


           Consolidated Balance Sheets January 31, 1999
           (unaudited) and July 31, 1998                                  2-3


           Consolidated Statements of Operations for the six
           month periods ended January 31, 1999 and 1998 (unaudited)      4

           Consolidated Statements of Cash Flows for the six
           month periods ended January 31, 1999 and 1998 (unaudited)      5

           Notes to Consolidated Financial Statements (unaudited)         6-9

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations               10-13

PART II -  EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

 Item 6.   Exhibits and Reports on Form 8-K

                       None

 Signatures                                                               14

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------








ASSETS                                                  January 31,    July 31,
------                                                     1999          1998
                                                       (unaudited)     audited)
                                                       ------------   ----------

CURRENT ASSETS:

Cash & cash equivalents ............................    $  160,494    $  433,943

Accounts receivable, net of allowances for
 doubtful accounts and chargebacks of
 $978,481 and $868,116, respectively and sales
 allowances of $82,764 and $83,957 ,respectively
                                                           138,941       171,529
Inventories ........................................     1,670,701     1,743,684

Prepaid expenses and other current assets ..........        43,193       876,248

                                                        ----------    ----------

Total current assets ...............................     2,013,329     3,225,404

PROPERTY AND EQUIPMENT, NET ........................       170,169       256,864


OTHER ASSETS .......................................        85,305       183,597

                                                        ----------    ----------

Total assets .......................................    $2,268,803    $3,665,865

                                                        ==========    ==========






                 See notes to consolidated financial statements

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY, (DEFICIENCEY)       January 31, 1999    July 31, 1998
---------------------------------------------------          (unaudited)        (audited)
                                                          ----------------    -------------

CURRENT LIABILITIES

Due to related parties .................................   $    122,637       $     62,517
Accounts payable .......................................      1,201,822            818,699
Accrued expenses-other .................................        876,422          1,009,099
                                                           ------------       ------------


Total current liabilities ..............................      2,200,881          1,890,315



CONVERTIBLE NOTE - RELATED PARTIES .....................        500,000            500,000

                                                           ------------       ------------
Total liabilities ......................................      2,700,881          2,390,315

                                                           ------------       ------------

REDEEMABLE PREFERRED STOCK .............................        750,000            750,000

SHAREHOLDERS' EQUITY:(DEFICIENCY)
  Common stock, $.01 par value,
  50,000,000 shares authorized;
  14,525,025 and 14,146,366 shares
  issued and outstanding at January 31,1999
  and July 31, 1998
  Respectively .........................................        145,250            141,463

Additional paid-in capital .............................     16,200,744         16,131,512

Accumulated deficit ....................................    (17,528,072)       (15,747,425)

                                                           ------------       ------------
Total shareholders' equity,
(deficiency) ...........................................     (1,182,078)           525,550

                                                           ------------       ------------
Total liabilities and shareholders' equity, (deficiency)
                                                           $  2,268,803       $  3,665,865
                                                           ============       ============



                 See notes to consolidated financial statements.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                           Three Months Ended               Six Months Ended
                                               January 31,                     January 31,

                                          1999           1998            1999            1998
                                          ----           ----            ----            ----


Net Sales .......................   $  1,317,404    $  1,379,724    $  3,800,034    $  3,776,063

Cost of goods sold ..............        378,969         382,707       1,091,955       1,154,098

                                    ------------    ------------    ------------    ------------

Gross profit on sales ...........        938,435         997,017       2,708,079       2,621,965


Selling, general and
administrative expenses .........      2,174,083       2,427,775       4,371,760       4,848,628
                                    ------------    ------------    ------------    ------------

Operating Loss ..................     (1,235,648)     (1,430,758)     (1,663,681)     (2,226,663)

Other (expense) income
  Non Cash Finance Charges ......        (30,060)              0         (60,120)              0
  Interest (expense) ............        (37,338)         23,738         (56,846)         61,751
  income
                                    ------------    ------------    ------------    ------------

Total other (expense)
  income ........................        (67,398)         23,738        (116,966)         61,751
                                    ------------    ------------    ------------    ------------


NET LOSS ........................   $ (1,303,046)   $ (1,407,020)   $ (1,780,647)   $ (2,164,912)

                                    ============    ============    ============    ============

Weighted average number of common
and common equivalent shares
                                      14,408,907      11,787,983      14,350,844      11,787,983
                                    ------------    ------------    ------------    ------------

BASIC LOSS PER
  SHARE AVAILABLE TO
  COMMON SHAREHOLDERS ...........   $      (0.09)   $      (0.12)   $      (0.12)   $      (0.18)

                                    ============    ============    ============    ============


                 See notes to consolidated financial statements

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                        Six Months Ended
                                                        ----------------
                                                           January 31,
                                                           -----------
                                                       1999           1998
                                                       ----           ----

Cash Flows from Operating Activities:
Net Loss .......................................   $(1,780,647)   $(2,164,912)

                                                   -----------    -----------
Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used in) Operating Activities:
  Depreciation & Amortization ..................       122,263        186,182
  Non Cash Finance Charges .....................        60,120           --
  Decrease(increase) in Accounts Receivable ....        32,588       (248,926)
  Decrease in Inventory ........................        72,983        161,773
  Decrease in Prepaid Expenses & Other
  Assets .......................................       861,251        868,465
Increase Accounts Payable
  & Accrued Expenses ...........................       250,446        752,535

                                                   -----------    -----------
Total Adjustments ..............................     1,399,651      1,720,029
  Net Cash Used in Operating Activities ........      (380,996)      (444,883)
                                                   -----------    -----------

Cash Flows from Investing Activities
Capital Expenditures ...........................       (35,568)       (99,847)

                                                   -----------    -----------
Cash Flows from Financing Activities

Proceeds from Issuance of Common Stocks ........       143,115              0


Net Decrease in Cash and cash equivalents ......      (273,449)      (544,730)
Cash and cash equivalents at Beginning of Period       433,943        658,378

                                                                  -----------
                                                   ===========    ===========
Cash and cash equivalents at End of Period .....   $   160,494    $   113,648

                                                   ===========    ===========

Cash Paid during the quarter ended
Interest .......................................   $         0              0
Income Taxes ...................................   $         0              0



                 See notes to consolidated financial statements

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                January 31, 1999
                                ----------------
                                   (Unaudited)
                                   -----------



(1)   Summary of significant accounting policies:

In the opinion of management, the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at January 31, 1999 (unaudited) and July 31, 1998, the results of its operations for the three and six months ended January 31, 1999 and 1998 (unaudited) and the cash flows for the six months ended January 31, 1999 and 1998 (unaudited). All adjustments are of a normal recurring nature. The consolidated balance sheet at July 31, 1998 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K.

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

Going Concern
During fiscal year 1998 and during the three and six months ended January 31, 1999, losses from operations and cash used in operations were incurred by the Company. The Company has suffered losses since the discontinuance of its appearances on the Home Shopping Network ("HSN"). The Company's relationship with HSN ended during January 1997, due to a contract dispute with Ms. Adrienne Newman. A description of the Company's relationship with Ms. Newman and its previous relationship with HSN are described in detail in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended July 31, 1998.

In February 1998, the Company's then board of directors approved an agreement with an investment group headed by Barry W. Blank (the "Blank Group"). A detailed description of the Company's relationship with the Blank Group is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended July 31, 1998.

The Company has been dependent upon cash provided by the Blank Group, an interim loan group and a private equity finance offering. The Company has implemented certain initiatives and management's plans include a number of new initiatives to improve upon its fiscal 1998 results. If the Company is not successful, it is anticipated that losses from operations will continue to occur. This uncertainty raises doubt about the company's ability to continue as a going concern and its ability to generate sufficient cash to support its operations.

The Company has made dramatic expense cuts during the latter part of fiscal 1998 and seeks a further reduction of non-operating costs during fiscal 1999. The Company's fiscal 1998 operating results suffered from a shortage of readily available and regularly produced finished goods inventory.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                January 31, 1999
                                ----------------
                                   (Unaudited)
                                   -----------

The Company was successful in improving the level and flow of inventory during the first quarter of fiscal 1999, at which time it introduced its products through 157 Sears locations, however, the Company suffered from a shortage of regularly produced inventory during the second quarter ended January 31, 1999.

The Company is substantially in default on a number of its obligations and it will be necessary for the Company to obtain additional sources of working capital in order to continue to operate. Management is in the process of seeking sources of working capital beyond those which can be generated from current operations. There can be no assurance that management will be successful in obtaining additional capital or that such capital will be sufficient as to the amount that will be acceptable to the Company or that the terms will be acceptable to the Company.

If management is unable to obtain such capital, the Company will be required to dramatically reduce its business or cease doing business.


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

Advertising Expenses
The Company advertises through cooperative advertising programs, catalogs and the Internet. Department store advertising costs as a percentage of consolidated net sales was 17.5% and 14.2% for the six months ended January 31, 1999 and 1998 respectively.
The Company expenses all advertising costs in the period in which the cost is incurred.

Concentration of Revenues
The Company recognizes revenue at the time orders are shipped to customers. For the six months ended January 31, 1999 approximately 89.5% of the Company's sales were made to or through department stores of which approximately 83.0% were derived from merchandise, 4.6% from salon services and 12.4% from seasonal, promotional items. One department store customer accounted for approximately 44.9% of the Company's net sales for the six months ended January 31, 1999, and one department store arrangement accounted for approximately 20.1% of the Company's net sales for the six months ended January 31, 1999.

As is common in the cosmetic industry, the Company provides its customers with the right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was 1.9% and 2.9% for the six months ended January 31, 1999 and fiscal year ended July 31, 1998 respectively.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                January 31, 1999
                                ----------------
                                   (Unaudited)
                                   -----------

(2) Inventory:

Inventory at January 31, 1999, and July 31, 1998 was comprised of finished goods amounting to $873,602 and $1,049,002 respectively and components of $797,099 and $694,682, respectively.


(3) Other Assets:

On April 23, 1998, the Company and Adrienne Newman reached a settlement agreement related to their litigation which was initiated by Ms. Newman on October 28, 1996. Under the settlement agreement, Ms. Newman was paying the Company $1 million dollars in monthly installments of $50,000. During December 1998, the Company and Ms. Newman agreed that the remaining liability of $400,000 would be prepaid at a 10% discount. The Company received $360,000 in full satisfaction of Ms. Newman's remaining liability.


(4) Debt:

Related Party Loans:

During February 1998, the Company received $500,000 in financing, pursuant to an agreement with the Blank Group. This financing is in the form of a 12% five year note convertible into the Company's Common Stock, commencing on August 1, 1998, and ending on the day before the note is paid but no later than January 30, 2003, at the rate of $0.25 per share. This note is secured by a security agreement as reflected in the Company's UCC filings.

During April 1998 an Interim Loan Group advanced the Company $250,000. In connection therewith, the group also received one share of Common Stock for each dollar loaned constituting an aggregate of 250,000 shares. This loan bears interest at 12% and matures on May 31, 1999. The issuance of the 250,000 shares is deemed to be an additional financing cost which is valued at the fair market value of the Company's Common Stock at the date of the loan. The Related Party Loan Payable is stated net of $27,363 of deferred financing charges at January 31, 1999. During June, the Company repaid $100,000 toward this loan from the proceeds of its Private Placement Offering. This loan is secured by a security agreement as reflected in the Company's UCC filings.


Non Cash Financing Charges:

The Company has recorded $60,120 of non cash financing charges for the six months ended January 31, 1999, related to the Interim Loan groups advance to the Company. The issuance of the 250,000 shares of common stock is deemed to be an additional cost of financing which is valued at the fair market value of the Company's common stock at the date of the loan. This amount will be amortized at the rate of approximately $10,000 per month over the life of the loan which matures on May 31, 1999.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                January 31, 1999
                                ----------------
                                   (Unaudited)
                                   -----------


(5) Computation of basic loss per common share:

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


(6 Income Taxes:

As of July 31, 1998, the Company had approximately $4.3 million of Federal operating loss carry forwards with expirations at various dates through 2013, however, the use of pre-acquisition operating loss carry forwards is limited by the Internal Revenue Code. The transaction with the Blank Group will further limit the Company's operating loss carry forwards. As such, the Company has not reflected a tax provision in its consolidated statement of operations for the six months ended January 31, 1999.


(7) Other:

During  December  1998,  the Company  received  notice from the  American  Stock
Exchanges Adjudicatory Council affirming the decision of the American Stock Exchange staff to strike the Company's stock from listing and registration on the Exchange. The Company's stock was delisted on December 31, 1998.

The Company's Common Stock currently trades on the Over the Counter ("OTC") bulletin board under the symbol ADPL.

During November 1998, the Company amended the certificate of incorporation of its wholly owned subsidiary, ARPEL COSMETICS, INC., (a Delaware Corporation) to change its name to ADRIEN ARPEL SPA & SALON, INC.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                January 31, 1999
                                ----------------



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

Results of Operations:

SIX MONTHS ENDED JANUARY 31, 1999

The Company incurred a net loss of $1,780,647 for the six months ended January 31, 1999 as compared to a net loss of $2,164,912 for the six months ended January 31, 1998. The net loss per common and common equivalent shares for the six months ended January 31, 1999 was $(0.12) as compared to a net loss of $(0.18) for the six months ended January 31, 1998.

Net sales for the six months ended January 31, 1999 increased to $3,800,034 from $3,766,063 for the six months ended January 31, 1998, an increase of $23,971 or 0.6%.

The increase in sales is primarily attributable to an increase in sales through the Company's catalog mailings and Internet site. For the six months ended January 31, 1999, sales through the Company's catalog mailings and Internet site were $399,834 versus $144,087 for the six months ended January 31, 1998, and increase of $255,747 or 177%. The Company commenced selling products through its Internet site (www.adrienarpel.com) during June 1998. During January 1999, the Company launched phase two of its website and continues to see sales increases through this venue. This increase was offset by a decrease in sales through the Company's department store business. Department store sales decreased to $3,400,200 for the six months ended January 31, 1999 from $3,631,976 for the six months ended January 31, 1998, a decrease of $231,776 or 6.4%.

Cost of goods sold as a percentage of net sales was 28.7% for the six months ended January 31, 1999, as a compared to 30.6% for the six months ended January 31, 1998. The decrease is primarily related to changes which the Company implemented related to its salon operations.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                January 31, 1999
                                ----------------


During the six months ended January 31, 1998, the majority of the Company's department store locations offered full salon services in addition to product sales. The Company ceased full salon services in many of its department store locations during fiscal 1998. Full salon services remain available through 56 of the Company's store locations which includes 38 Bay department stores in Canada and 18 leased locations throughout the United States. The leased locations in the United States include 16 of the Company's Bloomingdale department store installations and 2 of the Company's Kaufmann department store locations. Also contributing to the decrease in the cost of goods sold percentage is a change in the Company's sales mix since a larger percentage of the Company's current sales are at retail versus wholesale.

Selling, general and administrative expenses decreased to $4,371,760 for six months ended January 31, 1999 from $4,848,628 for the six months ended January 31, 1998, a decrease of $476,868 or 9.8%. This decrease is primarily attributable to a reduction in administrative costs. The Company had undertaken a program to reduce administrative costs since changing management during the last two quarters of fiscal 1998.

The Company recorded net interest expense of $56,846 during the six months ended January 31, 1999 as compared to net interest income of $61,751 for the six months ended January 31, 1998. The interest expense is related to the Company's related party loans with the Blank Group and the Interim Loan Group. The Company recorded $60,120 of non cash financing charges for the six months ended January 31, 1999 related to The financing arrangement with the Interim Loan Group.

THREE MONTHS ENDED JAUARY 31, 1999

The Company incurred a net loss of $1,303,046 for the three months ended January 31, 1999 as compared to a net loss of $1,407,020 for the three months ended January 31, 1998. The net loss per common and common equivalent shares for the three months ended January 31, 1999 was $(0.09) as compared to a net loss of $(0.12) for the three months ended January 31, 1998.

Net sales for the three months ended January 31, 1999 decreased to $1,317,404 from $1,379,724 recorded in the three months ended January 31, 1998, a decrease of $62,320 or 4.5%. The decrease in sales is due primarily to a decrease in sales through the Company's leased main floor locations. The Company has experienced some staffing problems at several of its leased locations during the three months ended January 31, 1999. This decrease was partially offset by an increase in sales through the Company's catalog mailings and Internet site. For the three months ended January 31, 1999, sales through the Company's catalog mailings and Internet site were $164,562 versus $78,124 for the three months ended January 31, 1998, and increase of $86,438 or 110.6%

Cost of goods sold as a percentage of net sales was 28.8% for the three months ended January 31, 1999 as compared to 27.7% for the three months ended January 31, 1998.

Selling, general and administrative expenses for the three months ended January 31, 1999 decreased to $2,174,083 from $2,427,775 for the three months ended January 31, 1998, a decrease of $253,692 or 10.4%.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                January 31, 1999
                                ----------------


The Company recorded net interest expense of $37,338 during the six months ended January 31, 1999 as compared to net interest income of $23,738 for the three months ended January 31, 1998. The interest expense is related to the Company's related party loans with the Blank Group and the Interim Loan Group. The Company recorded $30,060 of non cash financing charges for the three months ended January 31, 1999 related to the financing arrangement with the Interim loan Group.



LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $187,552 at January 31, 1999, a decrease of $1,522,641 from working capital of $1,335,089 at July 31, 1998.

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

During February 1998, the Company received $500,000 of working capital under an agreement with an investment group. The $500,000 investment was in the form of a 12% five year note convertible into the Company's Common Stock, commencing August 1, 1998 and ending on the day before the note is paid but no later than January 30, 2003, at a rate of $0.25 per share.

During April 1998, the Company received an additional $250,000 advance from an interim loan group. The advance was needed by the Company in order to provide assistance with respect to settling certain trade payables, which were due to key inventory suppliers. This advance bears interest at 12% and matures on May 31, 1999. In connection therewith, the members of this group also received one share of the Company's Common Stock for each dollar loaned. In June 1998, the Company repaid $100,000 plus interest to one of the members of this group.

During May 1998, the Company commenced a private placement offering (the "Offering") designed to raise up to $3 million in equity financing. The Offering consisted of the issuance of up to 60 units (the "Units"), each in the amount of $50,000. Each Unit offered consisted of 50,000 shares of the Company's Common Stock and 50,000 Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock and 50,000 Class A warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at $4.00 per share. The Class A Warrants are exercisable at any time commencing upon issuance until May 31, 2001 and the Class B Warrants are exercisable at any time commencing upon issuance until May 31, 2003. This Offering was terminated on August 31, 1998 at which time 40.84 Units had been sold and gross proceeds of $2,042,000 had been raised. The net proceeds received by the Company amounted to $1,756,120 after paying $285,880 of placement fees and other Offering expenses.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   ------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                January 31, 1999
                                ----------------


The Company has been dependent upon the receipt of the above mentioned proceeds in order to reduce past due accounts payable and invest in the production of finished goods inventory. The Company's results have suffered from the shortage of readily available and regularly produced finished goods inventory. During the six months ended January 31, 1999, the Company recorded losses of $1,780,647. The Company has been successful in reducing operating expenses by $476,868 during the six months ended January 31, 1999 but has not achieved the sales levels necessary to return the Company to profitability or a positive cash flow. Although the Company continues to implement operating cost controls and its plans include additional sources of revenue, it will be necessary for the Company to obtain additional sources of working capital in order to meet current operating requirements.

The Company is substantially in default on a number of its current obligations. Management is in the process of seeking sources of working capital beyond those which can be generated from current operations. There can be no assurance that management will be successful in obtaining additional capital or that such capital will be sufficient as to the amount that will be acceptable to the Company or that the terms which will be acceptable to the Company.

If management is unable to obtain such capital, the Company will be required to dramatically reduce its business or cease doing business.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      ALFIN, INC.
                                      --------------------------

                                      Registrant)




                                      /s/ Charles R. Hoover
                                      -------------------------------------
                                          Charles R. Hoover
                                          President & Chief Operating Officer





Dated: March 12, 1999                 /s/ Michael D. Ficke
                                      ---------------------------------------
                                          Michael D. Ficke
                                          Chief Financial Officer