Form 10-Q
period 1999-04-30
ADRIEN ARPEL INC
filed 1999-06-18
CIK 724989

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
----
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____     SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 1999
OR
----
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
____     OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ______________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,525,025 shares of common stock, $.01 par value per share, at June 12, 1999.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)

                                   FORM 10-QSB


                                      INDEX


                                                                            Page


PART I -    FINANCIAL INFORMATION

  Item 1.   Financial Statements:


            Consolidated Balance Sheets April 30, 1999 (unaudited)
            and July 31, 1998                                               2-3


            Consolidated Statements of Operations for the nine
            month periods ended April 30, 1999 and 1998 (unaudited)
                                                                             4

            Consolidated Statements of Cash Flows for the nine
            month periods ended April 30, 1999 and 1998 (unaudited)
                                                                             5

            Notes to Consolidated Financial Statements (unaudited)
                                                                            6-9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
                                                                           10-13

PART II -   EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

   Item 6.  Exhibits and Reports on Form 8-K

                None

   Signatures                                                               14




                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                         April 30,                July 31,
                                                                  1999                    1998
                                                              (unaudited)              (audited)
                                                           ------------------       -----------------
CURRENT ASSETS:

Cash & cash equivalents                                             $ 45,588                $433,943

Accounts receivable, net of allowances for
 doubtful accounts and chargebacks of
 $1,192,056 and $868,116, respectively and
 sales allowances of $82,764 and $83,957, respectively
                                                                      92,457                 171,529
Inventories, net of reserves                                       1,340,630               1,743,684

Prepaid expenses and other current assets                             76,711                 876,248
                                                            -----------------       -----------------

Total current assets                                               1,555,386               3,225,404

PROPERTY AND EQUIPMENT, NET                                          108,934                 256,864

OTHER ASSETS                                                          85,305                 183,597
                                                            -----------------       -----------------

Total assets                                                      $1,749,625              $3,665,865
                                                            =================       ==================




                 See notes to consolidated financial statements



                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                                                          April 30,                      July 31,
                                                                            1999                          1998
LIABILITIES AND SHAREHOLDERS' EQUITY, (DEFICIENCEY)                      (unaudited)                    (audited)
---------------------------------------------------                  ------------------           -------------------
CURRENT LIABILITIES

Due to related parties                                                $        143,157             $          62,517
Accounts payable                                                             1,589,125                       818,699
Accrued expenses-other                                                       1,189,793                     1,009,099
                                                                     ------------------           --------------------
Total current liabilities                                                    2,922,075                     1,890,315



CONVERTIBLE NOTE - RELATED PARTIES                                             500,000                       500,000
                                                                     ------------------           --------------------
Total liabilities                                                            3,422,075                     2,390,315
                                                                     ------------------           --------------------
REDEEMABLE PREFERRED STOCK                                                     750,000                       750,000

SHAREHOLDERS' EQUITY:(DEFICIENCY)
  Common stock, $.01 par value,
  50,000,000 shares authorized;
  14,525,025 and 14,146,366 shares
  issued and outstanding at April 30,1999
  and July 31, 1998.  Respectively                                             143,111                       141,463

Additional paid-in capital                                                  16,202,887                    16,131,512

Accumulated deficit                                                        (18,768,448)                  (15,747,425)
                                                                   ---------------------          --------------------
Total shareholders' equity,
(deficiency)                                                                (2,422,450)                      525,550
                                                                   =====================          --------------------
Total liabilities and shareholders' equity, (deficiency)           $         1,749,625             $       3,665,865
                                                                   =====================          ====================



                 See notes to consolidated financial statements.



                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                              Nine Months Ended
                                                            April 30,                                      April 30,
                                            ------------------------------------------    ------------------------------------------
                                                   1999                     1998                    1999                    1998
                                                   ----                     ----                    ----                    ----

Net Sales                                   $      921,246        $      1,471,572         $     4,721,280      $       5,247,635

Cost of goods sold                                 616,167                 282,155               1,708,122              1,436,254
                                            ------------------    --------------------    ------------------    --------------------
Gross profit on sales                              305,079               1,189,417               3,013,158              3,811,381

Selling, general and
administrative expenses                          1,498,540               1,092,134               5,870,300              5,940,762
                                            ------------------    --------------------    ------------------    --------------------
Operating (loss)income                          (1,193,461)                 97,283              (2,857,142)            (2,129,381)

Other (expense) income
  Non Cash Finance Charges                         (20,520)               (326,042)                (80,640)              (326,042)
  Interest (expense)
  income                                           (26,395)                (10,210)                (83,241)                51,541
  Other Income                                           0               1,000,000                       0              1,000,000
                                            ------------------    --------------------    ------------------    --------------------
Total other (expense) income                       (46,915)                663,748                (163,881)               725,499
                                            ------------------    --------------------    ------------------    --------------------

NET (LOSS)INCOME                            $   (1,240,376)       $       761,031         $     (3,021,023)     $      (1,403,882)
                                            ==================    ====================    ==================    ====================

Weighted average number of common
and common equivalent shares
                                                14,407,421              12,057,758              14,525,025             12,018,866
                                            ------------------    --------------------    ------------------    --------------------
BASIC (LOSS) INCOME PER
  SHARE AVAILABLE TO
  COMMON SHAREHOLDERS                       $        (0.09)       $           0.06        $          (0.21)     $           (0.12)
                                            ==================    ====================    ==================    ====================


                 See notes to consolidated financial statements



                                          ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                   Nine Months Ended
                                                                       April 30,
                                                      --------------------------------------------
                                                             1999                     1998
                                                             ----                     ----
Cash Flows from Operating Activities:
Net Loss                                              $      (3,021,023)       $      (1,403,882)

                                                      --------------------     --------------------
Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used in) Operating Activities:
  Depreciation & Amortization                                   156,978                286,430
  Non cash financing cost                                        80,640                326,042
  Decrease(increase) in Accounts Receivable                      79,072               (641,141)
  Decrease in Inventory                                         403,054                404,830
  Decrease in Prepaid Expenses & Other Assets                   827,737                  4,985
Increase (Decrease) Accounts Payable
  & Accrued Expenses                                            951,120                (91,402)
                                                      --------------------     --------------------
Total Adjustments                                             2,498,601                 289,744
                                                      --------------------     --------------------
  Net Cash Used in Operating Activities                        (522,422)             (1,114,138)
                                                      --------------------     --------------------

Cash Flows from Investing Activities
Capital Expenditures                                             (9,048)               (101,255)
                                                      --------------------     --------------------
Cash Flows from Financing Activities

Proceeds from Issuance of Common Stocks                         143,115                       0
Proceeds from debt obligations                                        0                 500,000
Proceeds from related parties                                         0                 250,000
                                                      --------------------     --------------------
Cash Provided by Financing Activities                           143,115                 750,000

Net Decrease in Cash and cash equivalents                      (388,355)               (465,393)
Cash and cash equivalents at Beginning of Period                433,943                 658,378
                                                      --------------------     --------------------
Cash and cash equivalents at End of Period            $          45,588        $        192,985
                                                      ====================     ====================

Cash Paid during the quarter ended
Interest                                              $               0                       0
Income Taxes                                          $               0                     732



                 See notes to consolidated financial statements

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited)


(1)      Summary of significant accounting policies:

In the opinion of management, the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the Company's financial position at April 30, 1999 (unaudited) and July 31, 1998, the results of its operations for the three and nine months ended April 30, 1999 and 1998 (unaudited) and the cash flows for the nine months ended April 30, 1999 and 1998 (unaudited). All adjustments are of a normal recurring nature. The consolidated balance sheet at July 31, 1998 was taken from audited consolidated financial statements previously filed with the Securities and Exchange Commission on the Company's Form 10K.

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

Going Concern

During fiscal year 1998 and during the three and nine months ended April 30, 1999, losses from operations and cash used in operations were incurred by the Company. The Company has suffered losses since the discontinuance of its appearances on the Home Shopping Network ("HSN"). The Company's relationship with HSN ended during January 1997, due to a contract dispute with Ms. Adrienne Newman. A description of the Company's relationship with Ms. Newman and its previous relationship with HSN are described in detail in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended July 31, 1998.

In February 1998, the Company's then board of directors approved an agreement with an investment group headed by Barry W. Blank (the "Blank Group"). A detailed description of the Company's relationship with the Blank Group is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the period ended July 31, 1998.

Since the discontinuance of the Company's business with HSN, the Company has primarily been dependent upon cash provided by the Blank Group, an interim loan group and a private equity finance offering. The Company is substantially in default on its obligations and has been unable satisfy current obligations related to vendor commitments and employee compensation. During the quarter ended April 30, 1999, the Company dramatically reduced its operations and reduced its workforce from approximately eighty two direct employee's to nine. The Company is currently severely out of stock in finished goods inventory and is therefore unable to satisfy the majority of customer orders received. The Company is currently pursuing various alternatives in an effort to remain in business. There can be no assurance that the Company will be successful in obtaining a relationship under which it will be able to continue or that such a relationship, if obtained, will generate enough cash to satisfy the Company's liabilities. If the Company is not successful the Company will be required to cease doing business. This uncertainty raises doubt about the company's ability to continue as a going concern.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's major customers have been department stores in the United States and Canada.

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

Advertising Expenses

The Company advertises through cooperative advertising programs, catalogs and the Internet. Department store advertising costs as a percentage of consolidated net sales was 18.4% and 12.0% for the nine months ended April 30, 1999 and 1998 respectively. The Company expenses all advertising costs in the period in which the cost is incurred.

Concentration of Revenues

The Company recognizes revenue at the time orders are shipped to customers. For the nine months ended April 30, 1999 approximately 86.8% of the Company's sales were made to or through department stores of which approximately 79.5% were derived from merchandise, 4.8% from salon services and 15.7% from seasonal, promotional items. One department store customer accounted for more than 10.0% of the Company's net sales for the nine months ended April 30, 1999, and one department store arrangement accounted for more than 10.0% of the Company's net sales for the nine months ended April 30, 1999.

As is common in the cosmetic industry, the Company provides its customers with the right to return merchandise in order to balance inventory and stock levels. The rate of return experienced by the Company was 8.9% and 2.9% for the nine months ended April 30, 1999 and the fiscal year ended July 31, 1998 respectively.


(2)Inventory:

Inventory, net of reserves, at April 30, 1999, and July 31, 1998 was comprised of finished goods amounting to $692,408 and $1,049,002 respectively and components of $648,222 and $694,682, respectively.


(3) Debt:

Related Party Loans:

During February 1998, the Company received $500,000 in financing, pursuant to an agreement with the Blank Group. This financing is in the form of 12% five year notes convertible into the Company's Common Stock, commencing on August 1, 1998, and ending on the day before the note is paid but no later than January 30, 2003, at the rate of $0.25 per share. This note is secured by a security agreement as reflected in the Company's UCC filings. The Company is currently in default with respect to the interest payments related to these loans.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited)

During April 1998 an Interim Loan Group advanced the Company $250,000. In connection therewith, the group also received one share of Common Stock for each dollar loaned constituting an aggregate of 250,000 shares. This loan bears interest at 12% and was due to mature on May 31, 1999. The Company is currently in default on both the principal and interest related to these loans. The issuance of the 250,000 shares is deemed to be an additional financing cost which was valued at the fair market value of the Company's Common Stock at the date of the loan. During June 1998, the Company repaid $100,000 toward this loan from the proceeds of its Private Placement Offering. This loan is secured by a security agreement as reflected in the Company's UCC filings.


Non Cash Financing Charges:

The Company has recorded $80,640 of non cash financing charges for the nine months ended April 30, 1999, related to the Interim Loan groups advance to the Company. The issuance of the 250,000 shares of common stock was deemed to be an additional cost of financing which was valued at the fair market value of the Company's common stock at the date of the loan. This amount was being amortized at the rate of approximately $10,000 per month over the life of the loan which matured on May 31, 1999.


(4)Computation of basic loss per common share:

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


(5)Income Taxes:

As of July 31, 1998, the Company had approximately $4.3 million of Federal operating loss carry forwards with expirations at various dates through 2013, however, the use of pre-acquisition operating loss carry forwards is limited by the Internal Revenue Code. The transaction with the Blank Group may further limit the Company's operating loss carry forwards. As such, the Company has not reflected a tax provision in its consolidated statement of operations for the nine months ended April 30, 1999.


(6) Other:

During  December  1998,  the Company  received  notice from the  American  Stock
Exchanges Adjudicatory Council affirming the decision of the American Stock Exchange staff to strike the Company's stock from listing and registration on the Exchange. The Company's stock was delisted on December 31, 1998.

The Company's Common Stock currently trades sporadically on the Over the Counter ("OTC") bulletin board under the symbol ADPL.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited

During November 1998, the Company amended the certificate of incorporation of its wholly owned subsidiary, ARPEL COSMETICS, INC., (a Delaware Corporation) to change its name to ADRIEN ARPEL SPA & SALON, INC.

During April 1999, the Company dramatically reduced its operations. This reduction included the termination of approximately 73 of the Company's approximate eighty two direct employee's and the closure of its "leased main floor" operations at 16 Bloomingdale and two Kaufmann department store locations. The Company has been notified by Bloomingdale's that it is in breach of its lease agreement dated as of January 17, 1991. The Company and Kaufmann's have reached an agreement related to the closure of its business at its two Kaufmann leased main floor locations.

The Company is substantially in default on its payment obligations and is severely out of stock with regards to finished goods inventory. Due to the out of stock situation, the Company is currently unable to satisfy the majority of customer orders received. The inability to ship orders as received has further limited the Company's ability to generate revenues. The Company is currently pursuing various alternatives in an effort to remain in business. There can be no assurance that the Company will be successful in obtaining a relationship under which it will be able to continue or that such a relationship, if obtained, will generate enough cash to satisfy the Company's liabilities. If the Company is not successful, the Company will be required to cease doing business.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 April 30, 1999



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


Results of Operations:

NINE MONTHS ENDED APRIL 30, 1999

The Company incurred a net loss of $3,012,023 for the nine months ended April 30, 1999 as compared to a net loss of $1,403,882 for the nine months ended April 30, 1998. Included in the net loss for the nine months ended April 30, 1998, was $1 million of income related to the settlement of the Company's litigation with Adrienne Newman. In addition, the Company reversed a previously recorded liability in the amount of $250,000 related to commission payments which were previously recorded as due to Ms. Newman, but which the Company was not required to pay. Excluding the effect of the settlement with Ms. Newman, the loss for the nine months ended April 30, 1998 was $2,653,882.

The net loss per common and common equivalent shares for the nine months ended April 30, 1999 was $(0.21) as compared to a net loss of $(0.12) for the nine months ended April 30, 1999. Excluding the effect of the Newman settlement, the net loss per share for the nine months ended April 30, 1998 was $(0.22).

Net sales for the nine months ended April 30, 1999 decreased to $4,721,280 from $5,247,635 for the nine months ended April 30, 1998, a decrease of $526,355 or 10.0%.

The decrease in sales is primarily attributable to the Company's inability to ship the majority of orders received. During April 1999, the Company dramatically reduced its operations due to cash flow constraints. This reduction included the closure of 16 Bloomingdale and two Kaufmann leased main floor locations and a reduction of the Company's employee workforce from approximately eighty two direct employee's to nine. For the nine months ended April 30, 1999, sales through the Company's catalog mailings and Internet site were $621,089 versus $251,778 for the nine months ended April 30, 1998, and increase of $369,311 or 147%. The Company commenced selling products through its Internet site (www.adrienarpel.com) during June 1998. During January 1999, the Company launched phase two of its website.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 April 30, 1999



Cost of goods sold as a percentage of net sales was 36.2% for the nine months ended April 30, 1999, as a compared to 27.4% for the nine months ended April 30, 1998. The increase is primarily attributable to a bulk sale of discontinued inventory which the Company made during the quarter.

Selling, general and administrative expenses decreased to $5,870,300 for nine months ended April 30, 1999 from $5,940,762 for the nine months ended April 30, 1998, a decrease of $70,462 or 1.2%. Included in selling, general and administrative expenses for the three months ended April 30, 1998 was the reversal of a previously recorded liability in the amount of $250,000 related to commissions which the Company had recorded as due to Adrienne Newman but which the Company was not required to pay

The Company recorded net interest expense of $83,241 during the nine months ended April 30, 1999 as compared to net interest income of $51,541 for the nine months ended April 30, 1998. The interest expense is related to the Company's related party loans with the Blank Group and the Interim Loan Group. The Company recorded $80,640 of non cash financing charges for the nine months ended April 30, 1999 related to The financing arrangement with the Interim Loan Group. During the nine months ended April 30, 1998, the Company recorded other income in the amount of $1 million as a result of the settlement of its litigation with Adrienne Newman.


THREE MONTHS ENDED APRIL 30, 1999

The Company incurred a net loss of $1,240,376 for the three months ended April 30, 1999 as compared to a net income of $761,031 for the three months ended April 30, 1998. Included in the net loss for the three months ended April 30, 1998, was $1 million of income related to the settlement of the Company's litigation with Adrienne Newman. In addition, the Company reversed a previously recorded liability in the amount of $250,000 related to commission payments which were previously recorded as due to Ms. Newman, but which the Company was not required to pay. Excluding the effect of the settlement with Ms. Newman, the loss for the three months ended April 30, 1998 was $2,490,376.

The net loss per common and common equivalent shares for the three months ended April 30, 1999 was $(0.09) as compared to net income of $0.06 for the three months ended April 30, 1998. Excluding the effect of the Newman settlement, the net loss per share was $(0.20).

Net sales for the three months ended April 30, 1999 decreased to $921,246 from $1,471,572 recorded in the three months ended April 30, 1998, a decrease of $550,326 or 37.4%. The decrease in sales is primarily attributable to the Company's inability to ship the majority of orders received. During April 1999, the Company dramatically reduced its operations due to cash flow constraints. This reduction included the closure of 16 Bloomingdale and two Kaufmann leased main floor locations and a reduction of the Company's employee workforce from approximately eighty two direct employee's to nine. For the three months ended April 30, 1999, sales through the Company's catalog mailings and Internet site were $221,255 versus $107,691 for the three months ended April 30, 1998, and increase of $113,564 or 105.5%. The Company commenced selling products through its Internet site (www.adrienarpel.com) during June 1998. During January 1999, the Company launched phase two of its website.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 April 30, 1999

Cost of goods sold as a percentage of net sales was 66.9% for the three months ended April 30, 1999, as a compared to 19.2% for the three months ended April 30, 1998. The increase is primarily attributable to a bulk sale of discontinued inventory which the Company made during the quarter.

Selling, general and administrative expenses for the three months ended April 30, 1999 increased to $1,498,540 from $1,092,134 for the three months ended April 30, 1998, an increase of $406,406 or 37.2%. Included in selling, general and administrative expenses for the three months ended April 30, 1998 was the reversal of a previously recorded liability in the amount of $250,000 related to commissions which the Company had recorded as due to Adrienne Newman but which the Company was not required to pay.

The Company recorded net interest expense of $26,395 during the three months ended April 30, 1999 as compared to net interest expense of $10,210 for the three months ended April 30, 1998. The interest expense is related to the Company's related party loans with the Blank Group and the Interim Loan Group. During the three months ended April 30, 1998, the Company recorded other income in the amount of $1 million as a result of the settlement of its litigation with Adrienne Newman.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $1,366,689 at April 30, 1999, a decrease of $2,701,778 from positive working capital of $1,335,089 at July 31, 1998.

Beginning in the third quarter of fiscal 1997 the Company began suffering significant losses from operations as a result of the discontinuance of appearances on the Home Shopping Network ("HSN"). The Company appeared on HSN from April 1995 through January 1997 and ended its relationship with HSN due to a contract dispute with Ms. Adrienne Newman. Ms. Newman had been the Company's spokesperson on HSN under the Company's registered trademark and registered trade name of Adrien Arpel. During the period that the Company appeared on HSN the Company recorded profits and generated positive cash flows from operations.

During February 1998, the Company received $500,000 of working capital under an agreement with an investment group. The $500,000 investment was in the form of 12% five year notes convertible into the Company's Common Stock, commencing August 1, 1998 and ending on the day before the note is paid but no later than January 30, 2003, at a rate of $0.25 per share. UCC filings have been made to secure these notes.

During April 1998, the Company received an additional $250,000 advance from an interim loan group. The advance was needed by the Company in order to provide assistance with respect to settling certain trade payables, which were due to key inventory suppliers. This advance bears interest at 12% and matures on May 31, 1999. This advance is also evidenced by notes. UCC filings have also been made to secure these notes. The members of this group also received one share of the Company's Common Stock for each dollar loaned.

In June 1998, the Company repaid $100,000 plus interest to one of the members of this group.

                   ADRIEN ARPEL, INC., (Formerly Alfin, Inc.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 April 30, 1999

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

The Company has been dependent upon the receipt of the above mentioned proceeds in order to reduce past due accounts payable and invest in the production of finished goods inventory. The Company's fiscal 1999 results have suffered from the shortage of readily available and regularly produced finished goods inventory. During the nine months ended April 30, 1999, the Company recorded losses of $3,021,023. The Company did not obtain the necessary capital and did not achieve the sales levels necessary to return the Company to profitability or a positive cash flow. During the quarter ended April 30, 1999, the Company's cash flow was severely impacted by its inability to ship all orders as received combined with larger than anticipated returns of holiday promotional products.

The Company is substantially in default on its obligations and has been unable satisfy current obligations related to vendor commitments and employee compensation. During the quarter ended April 30, 1999, the Company dramatically reduced its operations and reduced its workforce from approximately eighty two direct employee's to nine. The Company is currently severely out of stock in finished goods inventory and is therefore unable to satisfy the majority of customer orders received. The Company is currently pursuing various alternatives in an effort to remain in business. There can be no assurance that the Company will be successful in obtaining a relationship under which it will be able to continue or that such a relationship, if obtained, will generate enough cash to satisfy the Company's liabilities. If the Company is not successful the Company will be required to cease doing business.

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



                                   ALFIN, INC.
                                   -------------------------
                                   (Registrant)

                                   /s/ Charles R. Hoover
                                   ----------------------------------------
                                   Charles R. Hoover
                                   President & Chief Operating Officer


Dated: June 17, 1999                /s/ Michael D. Ficke
                                    --------------------------------------
                                    Michael D. Ficke
                                    Chief Financial Officer